Form 10-Q
period 2021-09-30
Bluejay Diagnostics, Inc.
filed 2021-12-16
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-41031

Bluejay Diagnostics, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3552922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

360 Massachusetts Avenue, Suite 203, Acton, MA	01720
(Address of Principal Executive Offices)	(Zip Code)

(844) 327-7078

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BJDX	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 19,501,735 shares of common stock outstanding at December 6, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Form 10-Q may describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

 We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q in the case of forward-looking statements contained in this Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking-statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,330,138	$912,361
Inventory	-	84,762
Deferred offering costs	482,308	-
Prepaid expenses and other current assets	451,407	61,071
Total current assets	3,263,853	1,058,194
Property and equipment, net	358,845	459,138
Total assets	$3,622,698	$1,517,332

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$242,856	$374,928
Due to related party	115,102	125,102
Accrued expenses	371,288	133,820
Notes payable, net	-	1,041,186
Convertible debentures	3,974,374	-
Note payable, Paycheck Protection Program	-	14,725
Derivative warrant liability	-	155,629
Total liabilities	4,703,620	1,845,390

Commitments and Contingencies (See Note 6)

Series A redeemable, convertible preferred stock, $0.0001 par value; 10,600 shares authorized; 0 and 10,600 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	1,077,303
Series B redeemable, convertible preferred stock, $0.0001 par value; 5,918 shares authorized; 0 and 5,187 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	1,800,347
Series C redeemable, convertible preferred stock, $0.0001 par value; 636 shares authorized; 0 and 636 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	1,000,465

Stockholders’ deficit:
Common stock, $0.0001 par value; 30,000,000 shares authorized; 10,534,265 and 3,147,200 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,054	315
Additional paid-in capital	5,152,314	-
Accumulated deficit	(6,234,290)	(4,206,488)
Total stockholders’ deficit	(1,080,922)	(4,206,173)
Total liabilities, redeemable, convertible preferred stocks and stockholders’ deficit	$3,622,698	$1,517,332

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$442,527	$2,723	$692,702	$108,192
General and administrative	445,050	131,094	974791	452,846
Marketing and business development	70,411	14,352	189,765	53,574
Total operating expenses	957,988	148,169	1,857,258	614,612

Operating loss	(957,988)	(148,169)	(1,857,258)	(614,612)

Other income (expense):
Derivative warrant liability gain (loss)	-	4,344	9,676	(45,323)
Interest income (expense), net of amortization of premium	(237,429)	15,833	(269,545)	40,443
State grant revenue	-	-	75,000	-
Other income	2,036	4	14,325	5,232
Total other income (expense), net	(235,393)	20,181	(170,544)	352

Net loss	$(1,193,381)	$(127,988)	$(2,027,802)	$(614,260)

Net loss per share - Basic and diluted	$(0.11)	$(0.04)	$(0.32)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	10,491,978	3,147,200	6,321,493	3,147,200

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Deficit
(Unaudited)

	Redeemable, Convertible Preferred Stock						Stockholders Deficit
									Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	10,600	$1,077,303	5,187	$1,800,347	636	$1,000,465	3,147,200	$315	$-	$(4,206,488)	$(4,206,173)
Accretion of redeemable, convertible preferred stock to redemption value	-	44,347	-	20,396	-	11,977	-	-	(76,720)	-	(76,720)
Stock-based compensation expense	-	-	-	-	-	-	-	-	164	-	164
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	180,339	-	180,339
Net loss	-	-	-	-	-	-	-	-	-	(194,186)	(194,186)
Balance at March 31, 2021	10,600	$1,121,650	5,187	$1,820,743	636	$1,012,442	3,147,200	$315	$103,783	$(4,400,674)	$(4,296,576)
Accretion of redeemable, convertible preferred stock to redemption value	-	29,565	-	13,598	-	7,984	-	-	(51,147)	-	(51,147)
Stock-based compensation expense	-	-	-	-	-	-	-	-	155	-	155
Exercise of common stock warrants	-	-	-	-	-	-	4,166,357	417	131,966	-	132,383
preferred stock into common stock	(10,600)	(1,151,215)	(5,187)	(1,834,341)	(636)	(1,020,426)	2,584,323	258	4,005,724	-	4,005,982
Conversion of Amended 2017 Convertible Notes	-	-	-	-	-	-	580,000	58	579,942	-	580,000
Reclassification of Series B Warrants	-	-	-	-	-	-	-	-	145,953	-	145,953
Net loss	-	-	-	-	-	-	-	-	-	(640,235)	(640,235)
Balance at June 30, 2021	-	$-	-	$-	-	$-	10,477,880	$1,048	$4,916,376	$(5,040,909)	$(123,485)
Stock-based compensation expense	-	-	-	-	-	-	-	-	46,505	-	46,505
Fair value of warrants issued to placement agent in relation to the Convertible debentures	-	-	-	-	-	-	-	-	166,816	-	166,816
Issuance of common stock from exercise of employee stock options	-	-	-	-	-	-	56,385	6	22,617	-	22,623
Net loss	-	-	-	-	-	-	-	-	-	(1,193,381)	(1,193,381)
Balance at September 30, 2021	-	$-	-	$-	-	$-	10,534,265	$1,054	$5,152,314	$(6,234,290)	$(1,080,922)

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Deficit — (continued)
(Unaudited)

	Redeemable, Convertible Preferred Stock						Stockholders Deficit
									Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	10,600	$892,809	4,732	$1,575,321	-	$-	3,147,200	$315	$-	$(2,932,753)	$(2,932,438)
Issuance of Series B redeemable, convertible preferred stock, net of issuance costs of $4,570	-	-	139	50,249	-	-	-	-	-	-	-
Issuance of Series C redeemable, convertible preferred stock, net of issuance costs of $8,776	-	-	-	-	-	-	-	-	-	-
Reclassification of derivative warrant liability	-	-	-	(5,228)	-	-	-	-	-	-	-
Accretion of redeemable, convertible preferred stock to redemption value	-	46,123	-	20,396	-	-	-	-	-	(66,519)	(66,519)
Stock-based compensation benefit	-	-	-	-	-	-	-	-	-	(2,520)	(2,520)
Net loss	-	-	-	-	-	-	-	-	-	(306,644)	(306,644)
Balance at March 31, 2020	10,600	$938,932	4,871	$1,640,738	-	$-	3,147,200	$315	$-	$(3,308,436)	$(3,308,121)
Accretion of redeemable, convertible preferred stock to redemption value	-	46,124	-	20,397	-	-	-	-	-	(66,521)	(66,521)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	679	679
Net loss	-	-	-	-	-	-	-	-	-	(179,628)	(179,628)
Balance at June 30, 2020	10,600	$985,056	4,871	$1,661,135	-	$-	3,147,200	$315	$-	$(3,553,906)	$(3,553,591)
Issuance of Series B redeemable, convertible preferred stock	-	-	316	109,979	-	-	-	-	-	-	-
Reclassification of derivative warrant liability	-	-	-	(11,559)	-	-	-	-	-	-	-
Accretion of redeemable, convertible preferred stock to redemption value	-	46,123	-	20,396	-	-	-	-	(6,251)	(60,268)	(66,519)
Stock-based compensation expense	-	-	-	-	-	-	-	-	6,251		6,251
Net loss	-	-	-	-	-	-	-	-	-	(127,988)	(127,988)
Balance at September 30, 2020	10,600	$1,031,179	5,187	$1,779,951	-	$-	3,147,200	$315	$-	$(3,742,162)	$(3,741,847)

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,027,802)	$(614,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	106,507	111,142
Stock-based compensation expense	46,824	4,410
Gain on forgiveness of note payable, Paycheck Protection Program	(5,000)	-
Non-cash interest expense	164,846	(73,762)
(Gain) loss on revaluation of derivative warrant liability	(9,676)	45,323
Changes in operating assets and liabilities:
Accounts receivable	-	645
Inventory	84,762	(84,762)
Prepaid expenses and other current assets	(390,336)	18,318
Accounts payable	(85,016)	211,995
Due to related party	(10,000)	27,097
Accrued expenses	281,169	-
Net cash used in operating activities	(1,843,722)	(353,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,214)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on notes payable	(289,617)	-
Payments of convertible debenture issuance costs	(562,842)
Payments of deferred offering costs	(393,451)	-
Proceeds from issuance of convertible debentures	4,500,000	-
Proceeds from issuance of Series B redeemable, convertible preferred stock, net of issuance costs	-	60,611
Proceeds from subscription to the 2020 Promissory Notes	-	154,000
Proceeds (payments) on note payable, Paycheck Protection Program	(9,000)	116,000
Proceeds from exercise of stock options	22,623	-
Net cash provided by financing activities	3,267,713	330,611

Increase (decrease) in cash and cash equivalents	1,417,777	(23,243)

Cash and cash equivalents, beginning of period	912,361	96,011
Cash and cash equivalents, end of period	$2,330,138	$72,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Interest paid	$38,961	$-
Accretion of Series A redeemable, convertible preferred stock dividend	$17,667	$31,800
Accretion of Series A redeemable, convertible preferred stock issuance costs
and fair value adjustment	$56,245	$106,570
Accretion of Series B redeemable, convertible preferred stock dividend	$31,258	$56,264
Accretion of Series B redeemable, convertible preferred stock issuance costs	$2,736	$4,925
Accretion of Series C redeemable, convertible preferred stock dividend	$16,727	$-
Accretion of Series C redeemable, convertible preferred stock issuance costs	$3,234	$-
Exercise of warrants through debt principal conversion	$132,383	$-
Conversion of preferred stock into common stock	$4,005,982	$-
Conversion of amended 2017 convertible notes	$580,000	$-
Reclassification of derivative warrant liability into additional paid-in capital	$145,953	$16,787
Fair value of warrants issued to placement agent in relation to the Convertible debentures	$166,816	$-
Fair value of warrants for common stock issued for services	$180,339	$-
Offering costs included in accounts payable and accrued expenses	$91,483	$-

See notes to unaudited condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (the “Company”) commenced its activities on March 20, 2015 incorporated under the laws of the State of Delaware. The Company is a mission-driven in-vitro diagnostic company that aims to develop and market minimally-invasive Point-of-Care (“POC”) diagnostics tests and devices that provide patients and providers with access to affordable and timely healthcare. The Company’s focus is on the infectious disease, inflammation, and oncology markets.

The Company is pursuing biomarker detection of Sepsis, Cancer and other diseases, utilizing the Symphony technology platform and Symphony IL – 6 test licensed from Toray Industries, Inc. of Japan (see Note 3). The Company is also developing biomarkers for detection of other diseases such as Cardiac Ishcemia and Congestive Heart Failure.

The Company’s ALLEREYE diagnostic test (“ALLEREYE”) is a POC device that offers healthcare providers a cost effective, reliable, easy to use solution for diagnosis of Allergic Conjunctivitis. ALLEREYE received clearance by the U.S. Food and Drug Administration (the “FDA”) in October 2017.

On June 4, 2021, the Company created Bluejay Spinco, LLC, (“SpinCo”) a wholly owned subsidiary of the Company, for purposes of further development of ALLEREYE. The Company transferred assets and liabilities related to ALLEREY to SpinCo in accordance with the Contribution and Assumption Agreement. The assets and liabilities were transferred from the Company to SpinCo at their carrying value. The Company is responsible for the operational activities of SpinCo and bears all costs necessary to operate SpinCo. The Company’s CEO is also the CEO of SpinCo and oversees the business strategy and operations of SpinCo.

Initial Public Offering

The Company completed its initial public offering (“IPO”) on November 10, 2021 (“IPO Date”), whereby it sold 2,160,000 Units. Each Unit was sold at a price of $10.00. The gross proceeds from the IPO were approximately $21.6 million and were offset by $2.8 million in offering costs (see note 10).

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industries, including rapid technological change, competition from larger pharmaceutical and biotechnology companies and dependence on key personnel.

The extent of the impact of the COVID-19 pandemic on the Company’s business continues to be highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a lasting national and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole.

To date, the Company has experienced significant changes in the business as a result of the COVID-19 pandemic. The impact has delayed the Company’s ability to generate revenue as result of the diversification of potential customer budgets towards the COVID-19 pandemic. The extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Stock Split

On June 7, 2021, the Company’s Board of Directors declared a stock dividend of 2.15 shares of common stock for every share of common stock (“Stock Split”). This stock dividend was deemed a large stock dividend and was treated as a 1-for-3.15 stock split. The common stock shares and per share amounts (other than authorized shares) in these condensed consolidated financial statements and related notes have been retroactively restated to reflect the stock dividend for all periods presented.

Liquidity

Since its inception, the Company has devoted substantially all of its efforts to business planning, marketing and business development, research and development, and raising capital. The income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. As of September 30, 2021, the Company had $2.3 million in cash and cash equivalents.

The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $6.2 million as of September 30, 2021. The Company expects to continue to incur net losses for the foreseeable future and believes it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings and generate revenue from sales to customers. If the Company is not able to secure adequate additional funding or generate sufficient revenue, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Form S-1 Registration Statement filed with the SEC on October 4, 2021. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2021, or any other interim period within this fiscal year.

All intercompany balances and transactions have been eliminated in consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2021, there were no changes to the significant accounting policies as described in the 2020 Audited Financial Statements.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to stock-based compensation expense, research and development accruals, fair value of common stock and fair value of stock warrants. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Derivative instruments

The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks; however, certain warrants to purchase preferred stock that do not meet the requirements for classification as equity are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net -cash settlement. Such financial instruments are initially recorded at fair value with subsequent changes in value charged (credited) to operations each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the then fair value to equity.

The Company values its outstanding warrants using the Black-Scholes option pricing model.

On June 1, 2021, the Series B Warrants were amended to become exercisable into common stock. As a result, the Series B Warrants met the requirements for classification as equity, and were reclassified to additional paid-in capital (see Note 7). The Series B Warrants were remeasured at fair value immediately prior to the reclassification.

The fair value of the outstanding Series B redeemable preferred stock warrants (see Note 7) at June 1, 2021 and December 31, 2020 was based on the assumptions as follows:

	June 1,	December 31,
	2021	2020
Risk-free interest rate	0.31% - 0.56%	0.17% - 0.36%
Dividend rate	0%	0%
Volatility	88.60%	88.60%
Expected life (in years)	2.81– 4.22	3.23 – 4.64

Stock-based compensation

Share-based compensation expense for all share-based payment awards made to employees, directors and non-employees is measured based on the grant-date fair value of the award. Share-based compensation expense for awards granted to non-employees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period. For stock awards for which vesting is subject to performance – based milestones, the expense is recorded over the implied service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of its common stock, and as such, volatility is estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method for grants to employees, and is based on the contractual term for non -employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends.

The Company recognizes forfeitures related to employee share-based payments when they occur. Forfeited options are recorded as a reduction to stock compensation expense.

Research and development expenses

Costs incurred for research and development are expensed as incurred. Research and development expenses primarily consist of salaries and related expenses for personnel, outside consulting services and sponsored research and the costs of materials and supplies used.

Redeemable Convertible Preferred Stock

The Company has classified redeemable, convertible preferred stock (“Preferred Stock”) as temporary equity in the accompanying condensed consolidated balance sheet at December 31, 2020 due to terms that allow for redemption of the shares upon certain events that are outside of the Company’s control. On June 1, 2021, the Company’s outstanding Preferred Stock was converted into common stock (see Note 8).

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business. As of September 30, 2021 and December 31, 2020, all of the Company’s assets were located in the United States.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes, options outstanding under the Company’s stock option plan and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti -dilutive are as follows (in common stock equivalent shares):

	September 30,
	2021	2020
Redeemable, convertible preferred stock	-	2,484,242
Options to purchase common stock	509,441	375,826
Warrants for common stock	1,255,775	-
Warrants for Series B redeemable, convertible preferred stock	-	115,030
Convertible debentures	4,500,000	-

Newly Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company elected to early adopt this guidance in the first quarter of 2021. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the adoption date of this ASU and the impact, if any, adoption will have on its financial position and results of operations.

3.	BUSINESS AGREEMENTS

License and Development Agreement with Naval Medical Research Center

On March 7, 2019, the Company entered into a cooperative research and development agreement (“CRAD Agreement”) with Naval Medical Research Center (“NMRC”). The objective of the agreement is for the development of lateral flow rapid test for sensitive and accurate diagnosis of various tick-borne diseases including Lyme disease. The CRAD Agreement grants the Company a non-exclusive, royalty-free, non-commercial research use license to any innovation made by NMRC occurring under the CRADA Agreement in performance of the objective. No payments were made in connection with the CRADA Agreement during the nine-month periods ended September 30, 2021 and 2020. The remaining commitment under the CRADA Agreement is $76,350 as of September 30, 2021 and December 31, 2020, and is included in accounts payable on the condensed consolidated balance sheet.

License and Supply Agreement with Toray

On October 6, 2020, the Company entered into a license and supply agreement (“Toray Agreement”) with Toray Industries, Inc. (“Toray”). Under the Toray Agreement, the Company received the exclusive license to make and distribute the protein detection chips that has a function of automatic stepwise feeding of reagent (“Toray Chips”) outside of Japan. In exchange for the license, the Company committed to make two payments of $120,000 each. The first payment was made in January 2021, and the second payment is due one year from the date in which the Toray Agreement was executed. Payments totaling $120,000 and $240,000 were accrued for as of September 30, 2021 and December 31, 2020, respectively, and are included in current liabilities on the condensed consolidated balance sheet. In addition, following the first sale of Toray Chips, the Company will also make royalty payments to Toray equal to 15% of the net sales of the Toray Chips for the period that any underlying patents exist or for 5 years after the first sale. Following the first sale, the Company will pay a one-time minimum royalty of $60,000, which shall be creditable against any royalties owed to Toray in such calendar year. The Company will pay a minimum royalty of $100,000 in each year thereafter, which are creditable against any royalties owed to Toray in such calendar year. There were no sales of or revenues from the Toray Chips during the nine-month periods ended September 30, 2021 and 2020.

4.	FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized in the table below.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liability	$-	$-	$155,629	$-
	$-	$-	$155,629	$-

There were no liabilities measured at fair value at September 30, 2021.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2021.

Warrant Liability

Balance at December 31, 2020	$155,629
Issuance of Series B warrants	-
Unrealized gain	(9,676)
Fair value of Series B warrants converted into warrants for common stock	(145,953)
Balance at September 30, 2021	$-

Unrealized gain (loss) on revaluation of derivative warrant liability is included in derivative warrant liability gain (loss) in the condensed consolidated statements of operations.

There were no assets measured at fair value on a recurring basis, nor were there assets or liabilities measured at fair value on a non-recurring basis at September 30, 2021 or December 31, 2020.

5.	NOTES PAYABLE

2017 Notes Payable

In 2017, the Company entered into multiple Unit Purchase Agreements. In connection with this financing (the “Financing”), the Company issued 106 Units at a purchase price of $20,000 each. A Unit consisted of 100 shares of Series A redeemable, convertible preferred stock (“Series A”) at a purchase price of $100 per share (“Original Offering Price”) and $10,000 in notes payable (the “Notes”). Gross proceeds from the Financing were $2,120,000 and were allocated between the Notes and Series A based on their relative fair values with $1,643,349 allocated to the Notes and $476,651 to the Series A.

Certain Notes with aggregate principal amount of $930,000 mature on March 20, 2022 while $130,000 of the Notes mature on June 22, 2022. The Notes bear interest at 5% per annum, increasing to 7% on the amounts in default. For the first twelve months following issuance of the Notes, interest accrued on the Notes of approximately $53,000 was added to the principal balance of the Notes and not paid out to investors. The Notes require principal payments of $265,000 per year commencing in 2019 on the second anniversary of the Notes’ issuance and annually thereafter, until the final principal payment upon maturity. For the year ended December 31, 2020, no principal payments were made to investors and the remaining unpaid balance on the Notes became immediately due and was classified as short-term at December 31, 2020. The Company defaulted on the Notes in January 2021. The Notes, plus any related accrued interest, are secured by all business assets of the Company and are fully guaranteed by Lana Management and Business Research International, LLC (“LMBRI”), a related party (see Note 9).

The allocation of the gross proceeds from the Financing resulted in recording a premium on the Notes of $583,349. The premium is amortized over the term of the Notes. As a result of the event of default in January 2021 and the Notes becoming due on demand, the Company accelerated the amortization of the premium and discount and amortized the remaining balances during the three month period ended March 31, 2021. The Company recognized the amortization of the premium of $0 and $145,837 as a reduction to non-cash interest expense during the three and nine months ended September 30, 2021, respectively. The Company recognized the amortization of the premium of $29,167 and $87,502 as a reduction to non-cash interest expense during the three and nine months ended September 30, 2020, respectively. The premium amortization was included within interest income (expense) on the condensed consolidated statements of operations.

In connection with the Financing, the Company paid $183,194 in issuance costs of which $91,597 was recorded as a discount on the Notes and is being amortized over the term of the Notes. The remaining $91,597 was netted with the proceeds allocated to Series A (see Note 8). The Company recognized the amortization of the discount of $0 and $22,899 as non-cash interest expense during the three and nine months ended September 30, 2021, respectively. The Company recognized the amortization of the discount of $4,580 and $13,740 as non -cash interest expense during the three and nine months ended September 30, 2020, respectively. The discount amortization was included in the interest income (expense) on the condensed consolidated statements of operations.

On February 17, 2021, the Company repaid in cash $268,000 in principal and $2,010 in accrued interest on the Notes and entered into an agreement to settle the remaining principal balance of $580,000 either through conversion into equity shares or in cash.

On May 26, 2021, the remaining Notes were amended and restated (the “Amended Notes”). The Amended Notes accrue no interest and are due in May 2023. The Amended Notes are automatically convertible into a number of shares of common stock at the conversion rate of $1.00 per share upon the issuance by the Company of securities to Sabby Volatility Warrant Master Fund, Ltd (“Sabby”) (the “Sabby Agreement”) (see Note 6), resulting in gross proceeds of at least $3,000,000. For the three and nine months ended September 30, 2021, the interest expense on the Notes was $0 and $6,360, respectively. For the three and nine months ended September 30, 2020, the interest expense on the Notes was $9,897 and $34,462, respectively.

The Amended Notes principal automatically converted on June 8, 2021 into 580,000 shares of common stock upon the issuance of $3,000,000 in Convertible Debentures to Sabby as discussed in Note 6. The amendment and subsequent conversion of the Notes was accounted for as the debt settlement in equity under ASC 470-60 Troubled Debt Restructurings by Debtors. The Company recognized a gain on extinguishment of $6,360, equal to the difference between the carrying amount of the Notes at the conversion date, totaling $586,360, and the fair value of the common stock shares issued to the noteholders of $580,000. This gain on extinguishment is included in other income on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

2020 Subordinated Promissory Notes

On October 22, 2020, the Company issued $154,000 in subordinated promissory notes (“Subordinated Notes”) to the Company’s shareholders, including $30,000 to LMBRI. The Subordinated Notes accrued interest at 8% payable at each quarter end and had a maturity date of March 31, 2021. The Company defaulted on the Subordinated Notes on March 31, 2021, and the Subordinated Notes started to accrue 15% penalty interest starting on the date of default. For the three and nine months ended September 30, 2021, interest expense on the Subordinated Notes was $0 and $7,443, respectively.

In conjunction with the issuance of the Subordinated Notes, the Company issued to each noteholder warrants to purchase shares of the Company’s common stock (“Common Stock Warrants”) totaling 4,846,688 Common Stock Warrants, of which 944,160 were issued to LMBRI. The Common Stock Warrants have an exercise price of $0.03 per share, and are exercisable upon issuance date and have a 5-year term. The Common Stock Warrants may be exercised for cash or through cancellation of the Subordinated Notes. The terms of the Common Stock Warrants were amended in November 2021 to provide for cashless exercise (see Note 10). The fair value of the Common Stock Warrant at the issuance date was estimated to be $4,488,570 using a Black-Scholes option pricing model.

The Common Stock Warrants were accounted for as equity under ASC 815 – Derivatives and Hedging. The proceeds from the issuance of the Subordinated Notes were allocated between the Subordinated Notes and the Common Stock Warrants based on their relative fair values, with $5,108 allocated to the Subordinated Notes and $148,892 allocated to the Common Stock Warrants. The proceeds allocated to the Common Stock Warrants were recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet as of December 31, 2020.

The allocation of the proceeds to the Common Stock Warrants resulted in a discount to the Subordinated Notes of $148,892. The Company amortized this discount through non-cash interest expense using the effective interest method, of which $0 and $83,752 was amortized during the three and nine months ended September 30, 2021, respectively, and included in the interest income (expense) in the condensed consolidated statement of operations.

On June 7, 2021, the holders of $132,383 in principal of the 2020 Subordinated Promissory Notes elected to exercise their warrants into 4,166,357 shares of common stock, with the principal from those notes applied to the exercise price of the warrants. The remaining $21,617 principal amount of the 2020 Subordinated Promissory Notes was repaid in cash and the related warrants to purchase 680,331 shares of common stock remain outstanding at September 30, 2021.

6.	CONVERTIBLE DEBENTURES

On June 7, 2021, the Company entered into a Securities Purchase Agreement with Sabby, under which the Company committed to sell, and Sabby agreed to purchase, an aggregate of $4,500,000 principal amount of debentures, of which $3,000,000 upon execution of the agreement and the remaining $1,500,000 within three trading days of the later of (i) the date that the Company files the Registration Statement with the SEC and (ii) the date that the Company files the registration statement registering the shares of Common Stock to be issued in the IPO.

On June 8, 2021, the Company issued a total of $3,000,000 of 7.5% Senior Secured Convertible Debentures (the “Convertible Debentures”) to Sabby. On August 4, 2021, the Company issued an additional $1,500,000 of Convertible Debentures upon the filing of a registration statement in an Initial Public Offering, which was filed on July 22, 2021. The Convertible Debentures are due on May 31, 2022 and secured by all of the Company’s assets except for the assets transferred to SpinCo. The Convertible Debentures’ principal amount is convertible, at the holder’s option, into the Company’s Series D Convertible Preferred Stock (Series D) at $1,000 conversion price per share. The Convertible Debenture will also automatically convert into Series D upon the effectiveness of an IPO. The Company is obligated to pay interest on the Convertible Debentures at the rate of 7.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2021, on each Conversion Date (as to that principal amount then being converted), on the Forced Conversion Date (as to that principal amount then being converted) and on the Maturity Date in cash.

For the three and nine months ended September 30, 2021, interest expense on the Convertible Debentures was $74,589 and $89,384, respectively.

The Company incurred $729,630 in issuance costs, including the fair value of the Dawson Warrants discussed further below, related to the Convertible Debentures, which were netted against the outstanding Convertible Debentures on the condensed consolidated balance sheet at September 30, 2021. The resulting discount is amortized over the term of the Convertible Debentures using the effective interest method. The Company recognized $163,076 and $204,032 of amortization of the discount during the three and nine months ended September 30, 2021, respectively, which was included within interest income (expense) in the condensed consolidated statement of operations.

Under the terms of the service agreement, the placement agent was entitled to warrants for the Company’s shares as compensation for its services in relation to the Sabby Investment. In August 2021, the Company issued the total of 225,000 warrants for the Company’s common stock to the placement agent (the “Dawson warrants”). The Dawson warrants are exercisable at any time from the earlier of May 23, 2022 and the six-month anniversary of the IPO date at the exercise price of $1.25 per share of common stock, and have a 5-year term. If the Company’s planned initial public offering of securities is abandoned on or before July 15, 2021, the number of warrant shares that can be purchased upon exercise of the Dawson Warrants will be reduced by 50% (provided that the exercise price per share shall remain unchanged). These warrants were accounted for as equity under ASC 815 – Derivatives and Hedging, and the grant date fair value was estimated to be $166,816 using Black-Scholes option pricing model and is included in issuance costs related to the Convertible Debentures.

7.	WARRANTS

In March 2021, the Company granted to a financial advisor warrants to purchase 226,599 shares of the Company’s common stock as consideration for services in connection with the planned initial public offering (“IPO”). The warrants are exercisable at any time from the issuance date at the exercise price of $3.177 per share of common stock, subject to adjustment based on the amounts raised in the IPO, and have a 5-year term. These warrants were accounted for as equity under ASC 815 – Derivatives and Hedging, and the grant date fair value was estimated to be $180,339 using a Black-Scholes option pricing model and is included in deferred offering costs at September 30, 2021.

The terms of the advisory services agreement also provide for an incentive bonus of $200,000 payable upon closing of the IPO if such a closing occurs on or before January 31, 2022. This amount will be recognized as offering costs upon the IPO.

The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the Common Stock Warrants granted during the three months ended September 30, 2021:

Risk-free interest rate	0.26% - 0.73%
Dividend rate	0%
Volatility	106.00%
Expected life (in years)	5

The Series B Warrants issued in conjunction with the Series B (see Note 8) were accounted for as a derivative liability under ASC 480 – Distinguishing Liabilities from Equity. The fair value of Series B Warrants at the issuance date in 2020 and 2019 was determined to be $16,787 and $106,250, respectively.

On June 1, 2021, as a result of the conversion of Series B into common stock (see Note 8), the outstanding 731 Series B Warrants were amended to become exercisable into 115,190 shares of common stock at an exercise price of $7.23 per share (“Amended Series B Warrants”). The Amended Series B Warrants were accounted for as equity and reclassified from liabilities into additional paid-in capital at the fair value of $145,953 as of the amendment date.

The following table summarizes information with regard to warrants outstanding at September 30, 2021:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Common Stock Warrants	1,247,120	Common Stock	$1.49	4.1

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation, as amended on June 7, 2021, provided authorization for issuance of up to 35,000,000 shares, par value of $0.0001, of which 30,000,000 shares shall be common stock and 5,000,000 shares shall be preferred stock. The Certificate of Incorporation was amended on October 22, 2021 to increase the authorized shares for preferred and common stock to 5,000,000 and 100,000,000, respectively (see Note 10).

Prior to June 1, 2021, the Company had outstanding Series A redeemable, convertible preferred stock (“Series A”), Series B redeemable, convertible preferred stock (“Series B”), Series C redeemable, convertible preferred stock (“Series C”), collectively referred to as “Preferred Stock”.

In connection with the Financing (see Note 5), the Company issued 10,600 shares of Series A. The allocation of proceeds from the Financing was based on the relative fair values of the Notes and Series A resulting in the Series A being recorded at $476,651, net of $91,597 of issuance costs. The Series A were being accreted to the redemption value through December 31, 2021, the redemption date. Accretion of the Series A to redemption value, including the accretion of dividends and issuance costs, was $0 and $73,912 for the three and nine months ended September 30, 2021, respectively. Accretion of the Series A to redemption value, including the accretion of dividends and issuance costs, was $46,123 and $138,370 for the three and nine months ended September 30, 2020, respectively.

On April 5, 2019, the Company entered into Subscription Agreements for the issuance of Series B (the “Series B Financing”). In connection with the Series B Financing, the Company issued 4,455 shares of Series B at a purchase price of $361.50 per share. Gross proceeds from the Series B Financing were approximately $1,610,000. The Subscription Agreements also specified that purchasers investing $150,000 or more in Series B were to be issued a five year stock purchase warrant (“Series B Warrants”) exercisable into a total number of Series B shares equal to 15% of the purchase price divided by $361.50. A total of 622 Series B Warrants were issued in 2019 in connection with the Series B Financing.

In connection with the Series B Financing, in 2019 the Company entered into an Amended Subscription Agreement with an investor to issue additional Series B and warrants for committed proceeds up to $150,000, available to be drawn on within one year of the date of the closing of the offering. During 2019, the Company drew $100,000 of the committed amount and issued 277 shares of Series B and 41 Series B Warrants. Series B Warrants issued in 2019 expire between April 2024 and December 2024.

The remaining $50,000 commitment was drawn on in January 2020 and the Company issued 138 shares of Series B and 21 Series B Warrants. In July and August 2020, the Company issued additional 317 shares of Series B and 47 warrants to purchase Series B at an exercise price of $361.50 per share for gross proceeds of approximately $115,000. The Series B Warrants issued in 2020 expire between January and December 2025.

The Series B were subject to accretion to the redemption value through December 31, 2024, the redemption date. Accretion of the Series B to redemption value, including the accretion of dividends and issuance costs, was $0 and $33,994 for the three and nine months ended September 30, 2021, respectively. Accretion of the Series B to redemption value, including the accretion of dividends and issuance costs, was $20,396 and $61,189 for the three and nine months ended September 30, 2021, respectively.

On November 19, 2020, the Company entered into a Subscription Agreement for the issuance of Series C (the “Series C Financing”) with Toray. In connection with the Series C Financing, the Company issued 636 shares of Series C at a purchase price of $1,578.50 per share. Proceeds from the Series C Financing, net of issuance costs, were $994,832.

The Series C were being accreted to the redemption value through December 31, 2021, the redemption date. Accretion of the Series C to redemption value, including the accretion of dividends and issuance costs, was $0 and $19,961 for the three and nine months ended September 30, 2021.

On June 1, 2021, in connection with the debt financing by Sabby (see Note 6), the Company’s Series A were converted into 1,668,016 shares of common stock, Series B were converted into 816,226 shares of common stock, and Series C were converted into 100,081 shares of common stock. The conversion was effected through the joint consent of the Company’s Board of Directors and shareholders and was subject to and in accordance with the terms of the Certificates of Designation. As a result of the conversion, the temporary equity balances at the conversion date were reclassified into the stockholders’ equity.

The Series A ranked senior to Series B and Series C. Series B was pari passu with the Series C. Significant terms of the Series A, Series B and Series C (collectively, “Preferred Stock”) were as follows:

Voting

The holder of each share of Preferred Stock has the right to vote for each share of common stock into which such Preferred Stock could convert. Except as otherwise provided, the holders of Preferred Stock and Common Stock shall vote together as a single class.

Dividends

The holders of Preferred Stock shall be entitled to receive dividends at a rate per annum of 4%. Dividends shall accrue whether or not declared and are cumulative. The dividends shall be paid quarterly on the first day of March, June, September, and December only if and when declared by the Board of Directors. No dividends have been declared by the Company to date.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A shall be entitled to be paid out of the assets of the Company, after all creditors of the Company have been paid, before any payments shall be made to the holders of Series B, Series C and common stock, in the amount of the Original Offering Price per share, plus all accrued but unpaid dividends thereon. If insufficient assets and funds are available to permit payment to the Series A holders, then all available assets and funds shall be distributed to the Series A holders on a pro rata basis. All dividends accrued and unpaid to the date of such distribution shall be paid out of the assets of the Company before any distribution is made to the holders of any junior stock of the Company.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B and Series C, which are pari passu stocks, shall be entitled to be paid out of the assets of the Company before any payments shall be made to the holders of the common stock, in the amount of the Original Offering Price per share, plus all accrued but unpaid dividends thereon. If insufficient assets and funds are available to permit payment to the Series B and Series C holders, then all available assets and funds shall be distributed to the Series B and Series C holders on a pro rata basis. All dividends accrued and unpaid to the date of such distribution shall be paid out of the assets of the Company before any distribution is made to the holders of any junior stock of the Company.

Conversion

Each share of Series A, Series B and Series C is entitled to convert into 157.36 shares of common stock at $0.64, $2.30 and $10.03 per share, respectively, at any time by the holder following issuance.

Redemption

If the Company has not had an Initial Public Offering, or has not been acquired by December 31, 2024, the Company will be required, upon request of the holders of at least two thirds of the outstanding shares, to redeem the outstanding Preferred Stock at the greater of (i) Original Offering Price, plus accrued dividends, or (ii) the fair market value as determined by an appraiser selected by Company who is reasonably acceptable to the holders of a majority of the outstanding Preferred Stock and paid for by the Company.

On June 7, 2021, the Company filed a certificate of designation of preferences, rights, and limitations with the state of Delaware for up to 4,500 shares of Series D convertible preferred stock (“Series D”). Each share of Series D shall have a par value of $0.0001 per share and a stated value equal to $1,000. There were no Series D issued or outstanding as of September 30, 2021. Significant terms of the Series D Preferred Stock are as follows:

Voting

The Series D shall have no voting rights.

Dividends

The holders shall be entitled to receive cumulative quarterly dividends at a rate of $7.5% per share per annum. The rate increases to 15% per share per annum after November 23, 2021. In the event of an IPO by the Company, no dividends shall accrue on the Preferred Stock following the IPO date.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series D shall be entitled to be paid out of the assets of the Company, after all creditors of the Company have been paid, before any payments shall be made to the holders of Common Stock, in the amount equal to the Stated Value of $1,000 per share, plus all accrued but unpaid dividends thereon. If insufficient assets and funds are available to permit payment to the Series D holders, then all available assets and funds shall be distributed to the Series D holders on a pro rata basis.

Conversion

Each share of Series D shall be convertible into 1,000 shares of Common Stock at $1.00 per share at any time by the holder following issuance.

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 629,440.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 1,960,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. The Company can continue to issue shares under the 2018 Plan. At September 30, 2021, there were 1,770,000 and 253,614 shares available for grants under the 2021 and 2018 Plans, respectively.

The Company calculated the grant-date fair value of share-based awards granted during the nine-month period ended September 30, 2021 using the Black-Scholes model with the following assumptions:

Risk-free interest rate	0.78% – 1.33%
Expected dividend yield	0.00%
Volatility factor	88.60% – 106.00%
Expected life of option (in years)	5.00 – 6.00

The following is a summary of stock option activity for the nine months ended September 30, 2021:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	375,826	$0.59	8.0	$194,950
Granted	190,000	3.50
Exercised	(56,385)	0.40		33,762
Cancelled / forfeited	(8,655)	0.95
Outstanding at September 30, 2021	500,786	$1.71	9.1	$120,361
Exercisable at September 30, 2021	267,759	$1.01	7.6	$113,053

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $0.63 per share and $0.65 per share, respectively

For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $46,505 and $46,824, respectively. For the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $6,251 and $4,410, respectively..

At September 30, 2021, there was approximately $45,741 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 1.3 years.

9.	RELATED PARTY TRANSACTIONS

LMBRI has board members in common with the Company. Funds were advanced to the Company by LMBRI for operational and Food and Drug Administration (“FDA”) pre-submission funding purposes since inception. Amounts payable to LMBRI from the Company at September 30, 2021 and December 31, 2020 were $115,102 and $125,102, respectively, and are included in due to related party on the condensed consolidated balance sheets. The outstanding balance due to LMBRI is payable upon demand.

The Company and LMBRI have entered into an Expense Sharing Agreement, whereby the Company will reimburse LMBRI monthly for certain shared expenses including insurance, rent, salaries, telephone, and other miscellaneous expenses. The Company is billed $4,000 monthly for these expenses. Such amounts are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The Company also issued Subordinated Notes and Common Stock Warrants to LMBRI in October 2020 as described in Note 5. The Company paid $3,303 in interest on the Subordinated notes in the nine months ended September 30, 2020.

The table below summarizes the amounts incurred and paid to LMBRI under the Expense Sharing Agreement during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses from LMBRI	$12,000	$8,000	$–	$39,097
Payments to LMBRI	$12,000	$4,000	$49,303	$12,000

10.	SUBSEQUENT EVENTS

Except as noted below, there were no subsequent events that were not disclosed in notes 1 and 8 to the condensed consolidated financial statements.

On October 21, 2021 the company filed its Amended and Restated certificate of incorporation to authorize the issuance of 105,000,000 shares, consisting of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. 4,500 share of Preferred Stock are designated as Series D Convertible Preferred Stock.

The Company completed its initial public offering (“IPO”) on November 10, 2021 (“IPO Date”), whereby it sold 2,160,000 Units, each Unit consisting of one share of the Company’s common stock, one warrant to purchase one share of common stock at an exercise price of $7.00 per share (“Class A Warrant”), and one warrant to purchase one share of common stock at an exercise price of $10.00 (“Class B Warrant”) (collectively, a “Unit”). Each Unit was sold at a price of $10.00. Each warrant contained within the Units is exercisable until the fifth anniversary of the IPO date, however, holders of Class B Warrants may exercise such warrants on a “cashless” basis after the earlier of (i) 10 trading days from closing date of the offering or (ii) the time when $10.0 million of volume is traded in our common stock, if the volume weighted average price of the Company’s common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrant (subject to adjustment as described in the warrant agreement). The gross proceeds from the IPO were approximately $21.6 million and were offset by $2.8 million in offering costs (see note 10).

In connection with the IPO, all of the Company’s outstanding Convertible Debentures (see Note 6) automatically converted into 4.5 million shares of Series D Preferred Stock pursuant to the terms of the Convertible Debentures.

Pursuant to the underwriting agreement, to cover over-allotments in connection with the IPO, the Company granted the Underwriter a 45-day option to purchase up to 324,000 additional shares of common stock, and/or 324,000 additional Class A Warrants, and/or 324,000 additional Class B Warrants. The Underwriter partially exercised this option and purchased 324,000 Class A Warrants and 324,000 Class B Warrants at $0.005 per warrant at the IPO Date.

As described in more detail in Note 1, the Company completed its IPO on November 10, 2021, whereby it sold 2,160,000 Units, each Unit consisting of one share of the Company’s common stock, one warrant to purchase one share of common stock at an exercise price of $7.00 per share, and one warrant to purchase one share of common stock at an exercise price of $10.00 (collectively, a “Unit”). Each Unit was sold at a price of $10.00. Each warrant contained within the Units is exercisable until the fifth anniversary of the IPO date. The gross proceeds from the IPO were approximately $21.6 million and were offset by $2.8 million in offering costs.

In connection with the IPO, on November 10, 2021, all of the Company’s outstanding Convertible Debentures automatically converted into 4,500 shares of Series D Preferred Stock, which are convertible into 4.5 million shares of common stock pursuant to the terms of the Convertible Debentures. In November 2021, all Series D Preferred stock was converted into common stock.

Between November 10, 2021 and November 26, 2021, the holders of all the 4,500 outstanding shares of Series D Preferred Stock exercised their option to convert their preferred stock shares into 4,500,000 shares of common stock.

Between November 11, 2021 and December 1, 2021, the holders of 2,040,670 Class B Warrants exercised their warrants through this cashless exercise provision and received 2,040,670 of the Company’s common stock.

In November 2021, the terms of the Common Stock Warrants issued to the Subordinated Notes noteholders were amended to provide for cashless exercise (see Note 5).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

Overview

We are a late-stage pre-revenue company focused on improving patient outcomes through a more cost efficient, rapid, near patient product for triage, diagnosis and monitoring of disease progression. We believe there is a market need for an on-site and rapid diagnostic system that can be employed for testing and monitoring. Our diagnostic system, which we refer to as “Symphony,” is an exclusively licensed, patented, low-cost, system that consists of a small footprint instrument and single-use indication specific test cartridges, that we believe, if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), can provide a solution to this market need with rapid and with laboratory quality results in approximately 24 minutes, in the clinic, Intensive Care Unit (“ICU”), Emergency Room (“ER”) and in other hospital and clinical setting settings where a rapid and reliable results are required. Currently, testing is generally performed in a laboratory, and the transportation and logistics of transporting the samples to the lab and obtaining the result takes between 8-48 hours. Our platform is a sample-to-result system that has been shown in a clinical study to provide results in 24 minutes. Our business model is to generate revenue from the sale of the table-top Symphony instrument, and from the sale of single-use indication specific cartridges that are used by the Symphony instrument for the diagnostic test. Once the test material (generally a small volume blood sample) is transferred to a single-use indication specific Symphony cartridge, no additional sample preparation or pre-processing is required.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $1.2 million, $128,000, $2 million and $614,000 for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively. We had negative cash flow from operating activities of approximately $1.8 million and $354,000 for the nine-month periods ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of approximately $6.2 million as of September 30, 2021.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Operating expenses:
Research and development	$442,527	$2,723
General and administrative	445,050	131,094
Marketing and business development	70,411	14,352
Total operating expenses	957,988	148,169

Operating loss	(957,988)	(148,169)

Other income (expense)
Derivative warrant liability gain (loss)	-	4,344
Interest (expense) income, net of amortization of premium	(237,429)	15,833
Other income	2,036	4
Total other income (expense), net	(235,393)	20,181
Net loss	$(1,193,381)	$(127,988)

Research and Development

Research and development expenses increased approximately $440,000, or 16,151%, for the three-month period ended September 30, 2021, as compared to the same period of 2020. The increase was primarily due to expenses incurred totaling approximately $296,000 in connection with the clinical trials and manufacturing costs related to the Symphony analyzers. Employee compensation and benefits increased by approximately $128,000. Research and development expenses were significantly lower in 2020 as a result of the COVID-19 pandemic-related slowdown.

General and Administrative

General and administrative expenses increased approximately $314,000, or 239%, for the three-month period ended September 30, 2021, as compared to the same period of 2020. The increase was attributable to increased operating expenses related to the company’s transition from a private company to a public company, including the addition of accounting, legal and audit related expenses totaling approximately $127,000. In addition, expenses related to employee compensation and benefits increased by approximately $168,000 due to an increase in general and administrative headcount.

Marketing and Business Development

Marketing and business development expenses increased approximately $56,000, or 391%, for the three-month period ended September 30, 2021, as compared to the same period of 2020. The increase was primarily attributable to increased employee compensation and benefits of approximately $54,000 to expand the development and commercialization of our Symphony platform.

Interest (Expense) Income, Net of Amortization of Premium

Interest expense increased by approximately $253,000, or 1,600%, for the three-month period ended September 30, 2021 as compared to the same period of 2020. The increase was primarily related to the stated interest and amortization of discount on the Convertible Debentures issued in June and August 2021 of approximately $163,000 and $65,000, respectively. The interest expense incurred during the three-month period ended September 30, 2020, included $13,334 interest expenses by offset by $29,167 amortization of premium on the notes payable issued in 2017.

Comparison of the Nine-Month Periods Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Operating expenses:
Research and development	$692,702	$108,192
General and administrative	974,791	452,846
Marketing and business development	189,765	53,574
Total operating expenses	1,857,258	614,612

Operating loss	(1,857,258)	(614,612)

Other income (expense)
Derivative warrant liability gain (loss)	9,676	(45,323)
Interest income (expense), net of amortization of premium	(269,545)	40,443
Grant income	75,000	-
Other income	14,325	5,232
Total other income (expense), net	(170,544)	352
Net loss	$(2,027,802)	$(614,260)

Research and Development

Research and development expenses increased approximately $585,000, or 540%, for the nine-month period ended September 30, 2021, as compared to the same period of 2020. The increase was primarily due to expenses incurred totaling approximately $441,000 in connection with the clinical trials and manufacturing costs related to the Symphony analyzers. Research and development expenses were significantly lower in 2020 as a result of the COVID-19 pandemic-related slowdown.

General and Administrative

General and administrative expenses increased approximately $522,000, or 115%, for the nine-month period ended September 30, 2021, as compared to the same period of 2020. The increase was primarily attributable to increased operating expenses related to the company’s transition from a private to public company, including the addition of accounting, legal and audit related expenses totaling approximately $334,000. In addition, expenses related to employee compensation and benefits increased by approximately $58,000 due to an increase in general and administrative headcount. Expense for expiring inventory of approximately $85,000 was recorded in the second quarter of 2021, versus no such expense recorded during the nine months ended September 30, 2020.

Marketing and Business Development

Marketing and business development expenses increased approximately $136,000, or 254%, for the nine-month period ended September 30, 2021, as compared to the same period of 2020. The increase was primarily attributable to increased marketing and business development expenses of approximately $140,000 paid to consultants and employees to expand the development and commercialization of our Symphony platform.

Derivative Warrant Liability Gain (Loss)

Derivative warrant liability gain (loss) increased by approximately $55,000, or 121%, for the nine-month period ended September 30, 2021 as compared to the same period of 2020, resulting from the revaluation of the Series B Warrants accounted for as liability until their reclassification into equity in June 2021.

Interest Income (Expense), Net of Amortization of Premium

Interest income (expense) decreased by approximately $310,000, or 766%, for the nine-month period ended September 30, 2021 as compared to the same period of 2020. The decrease was primarily related to the amortization of discount and accrued interest on the Convertible Debentures issued in June and August 2021 of approximately $204,000 and $89,000, respectively. The interest expense incurred during the nine-month period ended September 30, 2020, included $47,059 interest expenses offset by $87,502 amortization of premium on the notes payable issued in 2017.

Grant Income

Grant income increased by approximately $75,000, or 100%, for the nine-month period ended September 30, 2021 as compared to the same period of 2020. The increase was due to a $75,000 grant received from Massachusetts Growth Capital Corporation

Liquidity and Capital Commitments

Liquidity

We have funded our operations to date primarily with net proceeds from sales of our common and preferred stock and issuance of convertible notes. As of September 30, 2021, the Company had $2.3 million in unrestricted cash and cash equivalents. Additionally, in November 2021, the Company issued 2,160,000 Units in connection with the IPO, generating gross proceeds of $21.6 million.

In 2017, we issued 106 units, at a purchase price of $20,000 per unit, with each unit consisted of 100 shares of Series A redeemable, convertible preferred stock (“Series A”) at a purchase price of $100 per share and $10,000 in notes payable (the “Notes”). Gross proceeds from the financing were $2,120,000, less $183,194 in issuance costs. All Series A and related notes were converted to common stock and retired on June 1, 2021.

On April 5, 2019, we issued 4,455 shares of Series B redeemable, preferred stock (“Series B”) at a purchase price of $361.50 per share. Gross proceeds from the Series B financing were approximately $1.61 million. We also issued 622 Series B warrants in connection with the Series B financing. Through the rest of 2019 we issued an additional 277 shares of Series B and 41 Series B warrants for gross proceeds of $100,000. In 2020, we issued 456 additional shares of Series B and 68 Series B warrants for gross proceeds of $50,000. The 731 warrants convertible into Series B were adjusted and restated to convert into 36,600 shares of common stock and following the split were convertible into 115,190 shares of common stock.

On October 22, 2020, we issued $154,000 of 8% subordinated promissory notes (“Subordinated Notes”) to related party shareholders, as well as warrants to purchase 1,154,000 (prior to the stock dividend) shares of common stock at $0.10 per share, exercisable in cash or through cancellation of the notes. All warrants were adjusted and restated to be convertible to common stock on June 1, 2021. On June 7, 2021 all notes were converted to common stock pursuant to related warrants or repaid (see below).

In November 2020, we issued 636 shares of Series C redeemable, convertible preferred stock (“Series C”) at a purchase price of $1,578.50 per share and received proceeds, net of issuance costs of approximately $995,000. All shares were converted to common stock in June 2021.

In 2020, we received loan proceeds of $116,000 from a Paycheck Protection Program loan (“PPP loan”). In November 2020, we received notice of forgiveness of $102,000 of principal of the PPP loan and, in February 2021, we received an adjustment which increased the forgiven balance by approximately $5,000 and repaid the $9,000 related to the unforgiven balance.

On June 1, 2021, our Series A with a stated value of approximately $1.1 million was converted into 530,000 (prior to the stock dividend) shares of common stock, our Series B preferred stock with a stated value of approximately $1.8 million was converted into 259,350 (prior to the stock dividend) shares of common stock, and our Series C preferred stock with a stated value of approximately $1.0 million was converted into 31,800 (prior to the stock dividend) shares of common stock. In addition, holders of our 2017 secured notes amended and restated their agreement such that the notes would automatically convert into 184,292 (prior to the stock dividend) shares of common stock upon the occurrence of a qualified financing (as defined in the notes) and certain warrants issued in connection with the issue of Series B preferred stock were amended and restated to be exercisable into common stock.

On June 7, 2021, certain holders of approximately $132,000 in principal of our convertible subordinated notes elected to convert their debt, inclusive of accrued interest, into 1,323,830 (prior to the stock dividend) shares of common stock and we repaid the remaining principal and interest of approximately $28,000 on the remaining notes.

Also on June 7, 2021, we:

●	declared a stock dividend which increased the number of shares of common stock outstanding from 3,329,272 to 10,477,880;

●	adjusted the number of shares of common stock issuable upon exercise of the restated Series B warrants from 36,600 to 115,190;

●	adjusted the number of shares of common stock issuable upon exercise of the remaining warrants issued with subordinated notes from 216,170 to 680,331;

●	adjusted the number of shares issuable upon exercise of outstanding options under our 2018 equity incentive plan from 119,416 to 375,826 and the number of shares reserved for issue under future grants from 80,584 to 253,614; and

●	approved an amendment to our certificate of incorporation to increase the number of authorized shares of common and preferred stock to 30 million and 5 million shares, respectively.

On June 8, 2021, we entered into an agreement to issue a total of $4.5 million of 7.5% Senior Secured Convertible Debentures (the “Debentures”) to Sabby Volatility Master Fund, Ltd (“Sabby”), of which $3.0 million of the Debentures were issued at closing. The agreement provides for the purchase by Sabby of an additional $1.5 million of the Debentures after we file a registration statement for an initial public offering. The Debentures are convertible, at Sabby’s option, into our Series D Preferred Stock at a conversion price of $1,000 per share.

On August 4, 2021 we issued an additional $1.5 million in principal amount of the Debentures to Sabby.

On October 21, 2021 we filed its Amended and Restated certificate of incorporation to authorize the issuance of 105,000,000 shares, consisting of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. 4,500 share of Preferred Stock are designated as Series D Convertible Preferred Stock.

On November 10, 2021 (“IPO Date”), we completed our initial public offering (“IPO”) whereby we sold 2,160,000 Units, each Unit consisting of one share of common stock, one warrant to purchase one share of common stock at an exercise price of $7.00 per share (“Class A Warrant”), and one warrant to purchase one share of common stock at an exercise price of $10.00 (“Class B Warrant”) (collectively, a “Unit”). Each Unit was sold at a price of $10.00. Each warrant contained within the Units is exercisable until the fifth anniversary of the IPO date. The gross proceeds from the IPO were approximately $21.6 million. The offering costs related to the IPO were $2.8 million.

We estimate that our available cash resources will be sufficient to fund our operations for at least twelve months from the date of this report. We expect to continue to incur net losses for the foreseeable future and believes we will need to raise substantial additional capital to accomplish our business plan over the next several years. In order to finance continued business development, to generate sales, to invest in further research and development and to otherwise satisfy obligations as they mature, we may need to seek additional financing through the issuance of common stock, preferred stock, and convertible or non-convertible debt financing. Additional funding, however, may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we will not be able to continue the development of our platform, our tests or we could be required to delay, scale back or eliminate some or all of our research and development programs and other operations. Any additional equity financing, if available to us, may not be available on favorable terms, will most likely be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants. Any of these events could harm our business, financial condition and prospects.

Capital Commitments

We have entered into agreements with two contract manufacturing organizations (“CMO”) to manufacture protein detection chips for the Symphony product.  Purchases made under these agreements are generally non-cancellable shortly after the CMOs acceptance of the purchase order, however, there were minimal non-cancellable commitments as of September 30, 2021 and December 31, 2020.  In addition, as part of the Toray Agreement, following the first sale of protein detection chips, we will also make royalty payments to Toray equal to 15% of the net sales of the Toray Chips for the period that any underlying patents exist or for 5 years after the first sale. Following the first sale, we will pay a one-time minimum royalty of $60,000, which shall be creditable against any royalties owed to Toray in such calendar year. We will pay a minimum royalty of $100,000 in each year thereafter, which are creditable against any royalties owed to Toray in such calendar year. There were no sales of or revenues from the protein detection chips through September 30, 2021.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Nine Months Ended September 30,
	2021	2020
Cash proceeds provided by (used in):
Operating activities	$(1,843,722)	$(353,854)
Investing activities	(6,214)	-
Financing activities	3,267,713	330,611
Net increase (decrease) in cash and cash equivalents	$1,417,777	$(23,243)

Net cash used in operating activities

Net cash used in operating activities was approximately $1.8 million for the nine-month period ended September 30, 2021. We had a net loss of approximately $2.03 million and a decrease in working capital of approximately $119,000, offset by non-cash depreciation expense of approximately $107,000, non-cash interest expense of approximately $165,000, and stock-based compensation expense of approximately $47,000. The change in working capital was primarily due to increased prepaid and other current assets of 390,000 offset by increased accrued and other current liabilities of 281,169.

Net cash used in operating activities was approximately $354,000 for the three-month period ended September 30, 2020. We had a net loss of approximately $614,000 and non-cash interest income of approximately $74,000 related to amortization of discount and premium on notes payable, offset by non-cash depreciation expense of approximately $111,000, non-cash loss on revaluation of derivative warrant liability of approximately $74,000 which is required each reporting period, and a decrease in working capital of approximately $173,000. The change in working capital was primarily due to increases in accounts payable and related party payables offset by an $85,000 increase in inventory received in a settlement.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $3.3 million for the nine months ended September 30, 2021. The proceeds were primarily the result of the receipt of $4.5 million from the issuance of convertible debentures in June and August 2021, offset by payments of issuance costs of $563,000, deferred offering costs of approximately $393,000, and payments of our outstanding notes payable of approximately $290,000.

Net cash provided by financing activities was approximately $331,000 for the nine months ended September 30, 2020. The proceeds were primarily attributable to $116,000 from our PPP loan, approximately $61,000 we received from issuance of Series B redeemable, convertible preferred stock, net of issuance costs, and approximately $154,000 received for subscriptions to the 2020 promissory notes.

Recently Adopted Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for public companies for fiscal years beginning on or after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company elected to adopt early this guidance in the first quarter of 2021. The adoption of this standard had no material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the adoption date of this ASU and the impact, if any, adoption will have on its financial position and results of operations.

Critical Accounting Policies and Estimates

Some of our critical accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

As an emerging growth company, we have elected to opt-in to the extended transition period for new or revised accounting standards. As a result, our condensed consolidated financial statements may not be comparable to those of companies that comply with public company effective dates.

Stock-based compensation

Our stock-based compensation expense for stock awards is estimated at the grant date based on the award’s fair value as determined by the consideration received or as calculated by the Black-Scholes option pricing model, whichever is more readily measurable. The Black-Scholes pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several similar public companies over a period equal to the expected terms of the awards as we do not have a trading history to use the volatility of our own common stock. To estimate the expected term, we have opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term. The Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period, however, for stock awards for which vesting is subject to performance – based milestones, the expense is recorded over the implied service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved. If any of the assumptions used in the Black-Scholes pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We are using the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700.0 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation

JOBS Act Accounting Election

The recently enacted JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2021.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost effective.

We are not at this time involved in any legal proceedings.

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s registration statement on Form S-1, as amended (File No. 333-260029), on file with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed in such registration statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2021, we closed our initial public offering of 2,160,000 units at a price to the public of $10.00 per unit. The gross proceeds from our initial public offering, before deducting underwriting discounts and commissions, were $21.6 million. We granted the underwriter in the offering a 45-day option to purchase up to an additional 324,000 shares of common stock and/or Class A Warrants and/or Class B Warrants from the Company. The underwriter partially exercised the foregoing option to purchase an additional 324,000 Class A Warrants and 324,000 Class B Warrants. The offer and sale of all of the securities in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260029), which was declared effective by the SEC on October 5, 2021. Dawson James Securities, Inc. acted as underwriter for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 12, 2021 pursuant to Rule 424(b). No direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we intend to invest the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 15, 2021 the Compensation Committee of the Board of Directors increased the annual base salary of Dr. Jason Cook from $200,000 per year to $220,000 per year.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Class A Warrant (incorporated by reference to exhibit 4.1 of the Form 8-K dated November 15, 2021)
4.2	Form of Class B Warrant. (incorporated by reference to exhibit 4.3 of the Form S-1 file no. 333- 260029)
4.3	Form of Warrant Agency Agreement. (incorporated by reference to exhibit 4.4 of the Form S-1 file no. 333-260029)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	Chief Executive Officer and Director	December 15, 2021
Neil Dey	(principal executive officer)

/s/ Gordon Kinder	Chief Financial Officer	December 15, 2021
Gordon Kinder	(principal financial and accounting officer)