Form 10-Q
period 2022-03-31
Bluejay Diagnostics, Inc.
filed 2022-05-09
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 20,151,244 shares of common stock outstanding at May 6, 2022.

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

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Bluejay Diagnostics, Inc. and its wholly-owned subsidiary Bluejay SpinCo, LLC, taken as a whole.

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$17,124,177	$19,047,778
Inventories	893,174	-
Prepaid expenses and other current assets	1,302,750	1,612,708
Total current assets	19,320,101	20,660,486
Property and equipment, net	343,741	337,366
Operating lease right-of-use assets	396,703	-
Other non-current assets	20,231	21,019
Total assets	$20,080,776	$21,018,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$716,836	$295,778
Due to related party	-	2,000
Accrued expenses	592,622	339,384
Total current liabilities	1,309,458	637,162

Non-current liabilities:
Operating lease liability, non-current	282,294	-
Total liabilities	1,591,752	637,162

Commitments and Contingencies (See Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 30,000,000 shares authorized; 20,151,244 and 20,112,244 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,015	2,011
Additional paid-in capital	28,200,566	28,074,484
Accumulated deficit	(9,713,557)	(7,694,786)
Total stockholders’ equity	18,489,024	20,381,709
Total liabilities, redeemable and stockholders’ equity	$20,080,776	$21,018,871

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	694,757	24,183
General and administrative	1,319,819	139,911
Marketing and business development	53,685	69,104
Total operating expenses	2,068,261	233,198

Operating loss	(2,068,261)	(233,198)

Other income:
Derivative warrant liability gain	-	6,111
Interest income, net of amortization of premium	-	27,051
Gain on forgiveness of note payable, paycheck protection program	-	5,000
Other income	54,858	848
Total other income, net	54,858	39,010

Net loss	$(2,013,403)	$(194,188)

Net loss per share - Basic and diluted	$(0.10)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	20,142,300	3,147,200

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Stockholders Equity
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	20,112,244	$2,011	$28,074,484	$(7,694,786)	$20,381,709
Impact of adoption of ASC 842	-	-	-	(5,368)	(5,368)
Stock-based compensation expense	-	-	126,086	-	126,086
Exercise of common stock Series B Warrants	39,000	4	(4)	-	-
Net loss	-	-	-	(2,013,403)	(2,013,403)
Balance at March 31, 2022	20,151,244	$2,015	$28,200,566	$(9,713,557)	$18,489,024

	Redeemable, Convertible Preferred Stock						Stockholders Deficit
									Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	10,600	$1,077,303	5,187	$1,800,347	636	$1,000,465	3,147,200	$315	$-	$(4,206,488)	$(4,206,173)
Accretion of redeemable, convertible preferred stock to redemption value	-	44,347	-	20,396	-	11,977	-	-	(76,720)	-	(76,720)
Stock-based compensation benefit	-	-	-	-	-	-	-	-	164	-	164
Fair value of warrants issued for service	-	-	-	-	-	-	-	-	180,339	-	180,339
Net loss	-	-	-	-	-	-	-	-	-	(194,188)	(194,188)
Balance at March 31, 2021	10,600	$1,121,650	5,187	$1,820,743	636	$1,012,442	3,147,200	$315	$103,783	$(4,400,676)	$(4,296,578)

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,013,403)	$(194,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	39,971	40,831
Stock-based compensation expense	126,086	164
Amortization of right-of-use asset	28,238	-
Gain on forgiveness of note payable, Paycheck Protection Program	-	(5,000)
Non-cash interest expense	-	(39,185)
Gain on revaluation of derivative warrant liability	-	(6,111)
Changes in operating assets and liabilities:
Inventory	(893,174)	-
Prepaid expenses and other current assets	309,958	787
Other non-current assets	788	-
Accounts payable	421,058	(173,926)
Due to related party	(2,000)	(4,000)
Accrued expenses and other current liabilities	105,223	8,008
Net cash used in operating activities	(1,877,255)	(372,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,346)	-
Net cash used in investing activities	(46,346)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	-	(13,026)
Payments of principal on notes payable	-	(268,000)
Payments on note payable, Paycheck Protection Program	-	(9,725)
Net cash used in financing activities	-	(290,751)

Decrease in cash and cash equivalents	(1,923,601)	(663,371)

Cash and cash equivalents, beginning of period	19,047,778	912,361
Cash and cash equivalents, end of period	$17,124,177	$248,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Interest paid	$-	$2,010
Accretion of Series A redeemable, convertible preferred stock dividend	$-	$33,747
Accretion of Series A redeemable, convertible preferred stock issuance costs and fair value adjustment	$-	$10,600
Accretion of Series B redeemable, convertible preferred stock dividend	$-	$18,753
Accretion of Series B redeemable, convertible preferred stock issuance costs	$-	$1,643
Accretion of Series C redeemable, convertible preferred stock dividend	$-	$10,036
Accretion of Series C redeemable, convertible preferred stock issuance costs	$-	$1,941
Fair value of warrants for common stock issued for services	$-	$180,339

See notes to unaudited condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (the “Company”), which commenced its activities on March 20, 2015, is incorporated under the laws of the State of Delaware.

The Company is a pre-revenue diagnostic company that aims to develop and market a more cost efficient, rapid, near patient product for triage, diagnosis and monitoring of disease progression.

The Company is utilizing the Symphony technology platform and Symphony IL-6 test licensed from Toray Industries, Inc. of Japan (see Note 3). The Company is also developing biomarkers for detection of other diseases such as hsTNT/I for myocardial injury and NT-proBNP for cardiac heart failure.

On June 4, 2021, the Company created Bluejay Spinco, LLC, (“SpinCo”) a wholly owned subsidiary of the Company, for purposes of further development of the Company’s ALLEREYE diagnostic test. ALLEREYE is a point-of-care device that offers healthcare providers a cost effective, reliable, easy to use solution for diagnosis of Allergic Conjunctivitis. ALLEREYE received clearance by the U.S. Food and Drug Administration (the “FDA”) in October 2017.

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

Liquidity

Since its inception, the Company has devoted substantially all of its efforts to business planning, business development, research and development, and raising capital. The income potential of the Company’s business and market are unproven. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. As of March 31, 2022, the Company had $17.1 million in cash and cash equivalents.

The Company believes it has sufficient cash to meet its funding requirements for at least the next 12 months from the issuance of this report. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $9.7 million as of March 31, 2022. The Company expects to continue to incur net losses and expects it will need to raise additional capital to accomplish its business plan over the next several years. If the Company is not able to secure adequate additional funding or generate sufficient revenue, the Company may be forced to take actions that could materially harm the Company’s business, results of operations and future prospects. There can be no assurance such financing and capital might be available in the future.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2022 included in the Company’s Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, its results of operations and cash flows for the three months ended March 31, 2022 and 2021, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022, or any other interim period within this fiscal year.

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

2. SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2022, there were no changes to the significant accounting policies as described in the 2021 Audited Financial Statements with the exception of the addition of significant account policies related to inventory and leases.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the fair value-based measurement of stock-based compensation, accruals, convertible notes and warrants. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the condensed consolidated financial statements.

Leases

Effective January 1, 2022, the Company adopted ASC 842, Leases (“ASC 842”). The Company has adopted ASC 842 using the optional transition method and, as a result, there have been no reclassification of prior comparable periods due to this adoption.

The Company has arrangements involving the lease of facilities. Under ASC 842, at inception of the arrangement, the Company determines whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. This determination, among other considerations, involves an assessment of whether the Company can control the underlying asset and have the right to obtain substantially all to the economic benefits or outputs from the asset.

The Company recognizes right-of-use (“ROU”) assets and lease liabilities as of the lease commencement date based on the net present value of the future minimum lease payments over the lease term. ASC 842 requires the leases to use the rate implicit in the lease unless it is not readily determinable and then it may use its incremental borrowing rate (“IBR”) to discount the future minimum lease payments. Most of the Company’s leases do not provide an implicit rate; therefore, the Company uses its IBR to discount the future minimum lease payments. The Company determines its IBR with its credit rating and other economic information available as of the commencement date, as well as the identified lease term. During the assessment of the lease term, the Company considers its renewal options and extensions within the arrangements and the Company includes these options when it’s reasonably certain to extend the term of the lease.

The Company leases include both lease and non-lease components. Consideration is allocated to the lease and non-lease components based on estimated standalone prices. The Company has elected to exclude non-lease components from the calculation of its ROU assets and lease liabilities.

The Company has lease arrangements that contain incentives for tenant improvements as well as fixed rent escalation clauses. For contracts with tenant improvement incentives that are determined to be leasehold improvements and the Company is reasonably certain to exercise, it records a reduction to the lease liability and amortizes the incentive over the identified term of the lease as a reduction to rent expense. The Company records rental expense on a straight-line basis over the identified lease term on contracts with rent escalation clauses.

Inventory

Inventories, which are mainly comprised of finished goods, are valued at the lower of cost or net realizable value, with the cost being determined on a weighted-average basis. The cost of finished goods consists mainly of purchase price, freight, and custom duties. Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling costs. As of March 31, 2022 there was no reserve for excess or obsolete inventory.

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

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business. As of March 31, 2022 and December 31, 2021, all of the Company’s assets were located in the United States.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti -dilutive are as follows (in common stock equivalent shares):

	March 31,
	2022	2021
Redeemable, convertible preferred stock	-	3,954,838
Options to purchase common stock	806,065	375,826
Warrants for common stock	811,882	5,073,287
Warrants for Series B redeemable, convertible preferred stock	-	115,030
Class A warrants for common stock	2,484,000	-
Class B warrants for common stock	76,500	-

Recently Adopted Accounting Standards

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

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

On October 6, 2020, the Company entered into a license and supply agreement (“Toray Agreement”) with Toray Industries, Inc. (“Toray”). Under the Toray Agreement, the Company received the exclusive license to make and distribute the protein detection cartridges that has a function of automatic stepwise feeding of reagent (“Toray Cartridges”) outside of Japan. In exchange for the license, the Company committed to make two payments of $120,000 each. The first payment was made in January 2021, and the second payment was made in October 2021. In addition, following the first sale of Toray Cartridges, the Company will also make royalty payments to Toray equal to 15% of the net sales of the Toray Cartridges for the period that any underlying patents exist or for five years after the first sale. Following the first sale after obtaining regulatory approval, the Company will pay a one-time minimum royalty of $60,000, which shall be creditable against any royalties owed to Toray in such calendar year. The Company will pay a minimum royalty of $100,000 in each year thereafter, which are creditable against any royalties owed to Toray in such calendar year. There were no sales of or revenues from the Toray Cartridges during the three-month periods ended March 31, 2022 and 2021.

At March 31, 2022 and 2021, no amounts were accrued related to the Toray Agreement.

4. INVENTORY

There was no inventory at December 31, 2021. Inventories consisted of the following at March 31, 2022:

March 31, 2022
Raw materials	$42,087
Finished goods	851,087
Total inventory	$893,174

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at March 31, 2022:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Common Stock Warrants	811,882	Common Stock	$3.24	3.9
Class A Warrants	2,484,000	Common Stock	$7.00	4.6
Class B Warrants	76,500	Common Stock	$10.00	4.6

No warrants were issued during the three months ended March 31, 2022.

Common Stock Warrants

In March 2021, the Company granted to a financial advisor warrants to purchase 226,599 shares of the Company’s common stock (“Advisor Warrants”) as consideration for services in connection with its IPO. The warrants are exercisable at any time from the issuance date at the exercise price of $3.177 per share of common stock, subject to adjustment based on the amounts raised in the IPO, and have a 5-year term. These warrants were accounted for as equity under ASC 815 – Derivatives and Hedging, and the grant date fair value was estimated to be $180,339 using a Black-Scholes option pricing model and were netted against the IPO proceeds. The terms of the advisory services agreement also provided for an incentive bonus of $200,000 payable upon closing of the IPO. This amount was netted against the IPO proceeds. As of March 31, 2022, all of the Advisor Warrants remain outstanding.

In August 2021, the Company granted 225,000 warrants (“Dawson Warrants”) to its placement agent for compensation for their services in relation to the issuance of the convertible debentures. As of March 31, 2022, all of the Dawson Warrants remain outstanding.

In November 2021, the Company granted 108,000 warrants (“Underwriter Warrants”) with an exercise price of $12.50, and a fair value of approximately $356,000, to the underwriter of the IPO which is in addition to the cash fees paid for underwriting the Company’s IPO. As of March 31, 2022, all of the Underwriter Warrants remain outstanding.

In October 2020, in conjunction with the issuance of the Subordinated Notes, the Company granted 4,846,688 warrants (“Subordinated Note Warrants”) to the noteholders, of which 944,160 warrants were issued to LMBRI. In November 2021, the terms of some of the Subordinated Note Warrants were amended to provide for cashless exercise. As of March 31, 2022, 128,438 of the Subordinated Note Warrants were outstanding.

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

Class A Warrants entitle the holder to purchase one share of common stock at an exercise price of $7.00 per share. As of March 31, 2022 all Class A Warrants were outstanding.

Class B Warrants entitle the holder to purchase one share of common stock at an exercise price of $10.00 per share. Holders of Class B Warrants may also exercise such warrants on a “cashless” basis after the earlier of (i) 10 trading days from closing date of the offering or (ii) the time when $10.0 million of volume is traded in our common stock, if the volume weighted average price of the Company’s common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrant (subject to adjustment as described in the warrant agreement). In such event, the aggregate number of shares of common stock issuable in such cashless exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the Class B Warrant in accordance with its terms if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 1.00. During the fourth quarter of 2021, 2,368,500 Class B Warrants were exercised, all on a cashless basis. During the first quarter of 2022, 39,000 Class B Warrants were exercised, all on a cashless basis. As of March 31, 2022, 76,500 Class B Warrants were outstanding.

6. STOCK COMPENSATION

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 629,440.  At March 31, 2022, there were 262,269 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 1,960,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At March 31, 2022, there were 1,464,721 shares available for grant under the 2021 Plan.

No options were granted during the three months ended March 31, 2021. The Company calculated the grant-date fair value of share-based awards granted during the three months ended March 31, 2022 using the Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2022
Risk-free interest rate	1.58% – 2.40%
Expected dividend yield	0.00%
Volatility factor	102.03%
Expected life of option (in years)	5.37 – 6.00

The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	589,786	$1.86	8.3	$605,187
Granted	216,279	1.88
Exercised	-
Cancelled and forfeited	-
Outstanding at March 31, 2022	806,065	$1.867	8.5	$159,229
Exercisable at March 31, 2022	389,378	$1.46	7.6	$146,256

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was $1.48 per share.

For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$17,311	$-
General and administrative	108,305	164
Marketing and business development	470	-
Total stock-based compensation	$126,086	$164

At March 31, 2022, there was approximately $428,710 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 2.3 years.

7. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. NanoHybrids is wholly owned by the Company’s Chief Technology Officer. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three month’s ended March 31, 2022 and March 31, 2021 and balances due as of March 31, 2022 and December 31, 2021:

	Three Months Ended March 31,
	2022	2021
Income from NanoHybrids included in Other Income	$40,886	$-
Cash receipts from NanoHybrids	$22,539	$-

	As of
	March 31, 2022	December 31, 2021
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$18,347	$-

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	Depreciable lives	March 31, 2022	December 31, 2021
Construction in process		$17,100	$15,078
Furniture, fixtures, and equipment	5 years	69,239	24,915
Website	5 years	4,619	4,619
Lab equipment	5 years	741,591	741,591
		832,549	786,203
Less: accumulated depreciation		(488,808)	(448,837)
Property and equipment, net		$343,741	$337,366

9. LEASES

The Company primarily enters into lease arrangements for office and laboratory space. A summary of supplemental lease information is as follows:

Three Months Ended March 31, 2022
Weighted average remaining lease term	4.3 years
Weighted average discount rate	7.00%
Operating cash flows from operating leases	$29,248

A summary of the Company’s lease liabilities are as follows:

March 31, 2022
Operating lease right-of-use asset	$396,703
Total lease assets	396,703
Current portion of lease liability included in accrued expenses	118,767
Noncurrent lease liabilities	282,294
Total lease liabilities	$401,061

A summary of the Company’s estimated lease payments are as follows:

Year

2022 (1)	$135,562
2023	164,620
2024	160,803
2025	100,000
2026	100,000
Thereafter	25,000
Total future lease payments	685,986
Less: Imputed interest	26,426
Less: Non-commenced leases	258,500
Present value of lease liability	$401,061

(1)	Excludes the quarter ended March 31, 2022.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2022, the Company has entered into non-cancelable purchase commitments primarily for inventory and key advisory services. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $1.0 million.

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

Overview

We are a medical diagnostics company focused on improving patient outcomes through cost efficient, rapid, near-patient products for triage and monitoring of disease progression. We believe there is a market need for an on-site and rapid diagnostic system that can be employed for testing and monitoring. Our diagnostic system, which we refer to as “Symphony,” is an exclusively licensed, patented, low-cost, system that consists of a small footprint instrument and single-use indication specific test cartridges, that we believe, if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), can provide a solution to this market need with rapid, laboratory quality results in approximately 24 minutes, in the clinic, Intensive Care Unit (“ICU”), Emergency Room (“ER”) and other hospital and clinical setting settings where rapid and reliable results are required. Currently, testing is generally performed in a laboratory, and the transportation and logistics of transporting the samples to the lab and obtaining the result takes between 8-48 hours. Our platform is a sample-to-result system that has been shown in a clinical study to provide results in 24 minutes. Our business model is to generate revenue from the sale of the table-top Symphony system, and from the sale of single-use indication specific cartridges that are used by the Symphony system for the diagnostic test. Once the test material (generally a small volume blood sample) is transferred to a single-use indication specific Symphony cartridge, no additional sample preparation or pre-processing is required.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future, at least until we are cleared, authorized or approved by the FDA. We incurred net losses of approximately $2.0 million and $194,000 for the three months ended March 31, 2022 and 2021, respectively. We had $17.1 million in cash and cash equivalents and a $9.7 million accumulated deficit at March 31, 2022, with net cash used in operating activities of approximately $1.9 million for the three months ended March 31, 2022.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$694,757	$24,183
General and administrative	1,319,819	139,911
Marketing and business development	53,685	69,104
Total operating expenses	2,068,261	233,198

Operating loss	(2,068,261)	(233,198)

Other income
Derivative warrant liability gain	-	6,111
Interest income, net of amortization of premium	-	27,051
Gain on forgiveness of note payable, paycheck protection program	-	5,000
Other income	54,858	848
Total other income, net	54,858	39,010
Net loss	$(2,013,403)	$(194,188)

Research and Development

Research and development expenses for the three months ended March 31, 2022 were approximately $695,000, as compared to approximately $24,000 for the comparable period in 2021. The increase in research and development expenses is due to continued clinical studies and scale-up manufacturing of the Symphony IL-6 Test.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were approximately $1.3 million, as compared to approximately $140,000 for the comparable period in 2021. The increase in general and administrative was expected, as the Company invested in scalable infrastructure designed to support its growing operations and $498,000 related to expenses incurred for public company operations due to the completion of our initial public offering in November 2021.

Marketing and Business Development

Marketing and business development expenses for the three months ended March 31, 2022 were approximately $54,000 as compared to approximately $69,000 for the comparable period in 2021. These expenses will be limited while we are pre-revenue, with the expectation to increase the investment in this area commensurate with the growth of our commercial operations.

Liquidity and Capital Commitments

Liquidity

We have funded our operations through net proceeds from our IPO on November 10, 2021. As of March 31, 2022, the Company had approximately $17.1 million in unrestricted cash and cash equivalents. We believe that our available cash resources will be sufficient to fund our planned operations and capital expenditure requirements for at least twelve months.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Three Months Ended March 31,
	2022	2021
Cash proceeds used in:
Operating activities	$(1,877,255)	$(372,620)
Investing activities	(46,346)	-
Financing activities	-	(290,751)
Net decrease in cash and cash equivalents	$(1,923,601)	$(663,371)

Net cash used in operating activities

During the three months ended March 31, 2022, we used $1.9 million in operating activities, an increase of $1.5 million as compared to approximately $373,000 in the comparable period in 2021. The increase in net cash used in operations was primarily due to increases in inventory, personnel costs and expenses incurred for public company operations.

Net cash used in investing activities

During the three months ended March 31, 2022, we used approximately $46,000 in investing activities, an increase of 100% as compared to the comparable period in 2021. The increase in net cash used in investing was primarily due to capital purchases of laboratory equipment.

 Net cash used in financing activities

During the three months ended March 31, 2022, we used no cash in financing activities. During the three months ended March 31, 2021 we used approximately $291,000 in financing activities, primarily due to principal paydowns on notes payable.

Recently Adopted Accounting Standards

See Note 2 to our condensed consolidated financial statements (under the caption “Recently Adopted Accounting Standards”).

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements (under the caption “Recently Issued Accounting Standards”).

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates  is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation

JOBS Act Accounting Election

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s 2021 annual report on Form 10-K on file with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed in such registration statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	Chief Executive Officer and Director	May 9, 2022
Neil Dey	(principal executive officer)

/s/ Kenneth Fisher	Chief Financial Officer	May 9, 2022
Kenneth Fisher	(principal financial and accounting officer)