Form 10-Q
period 2022-06-30
Bluejay Diagnostics, Inc.
filed 2022-08-10
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BJDX	The Nasdaq Capital Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 20,152,344 shares of common stock outstanding at August 5, 2022.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	2
	Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		21

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Quarterly Report on Form 10-Q (this “Form 10-Q”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$15,341,862	$19,047,778
Inventories	671,250	-
Prepaid expenses and other current assets	1,037,145	1,612,708
Total current assets	17,050,257	20,660,486
Property and equipment, net	409,070	337,366
Operating lease right-of-use assets	573,040	-
Other non-current assets	35,075	21,019
Total assets	$18,067,442	$21,018,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,108	$295,778
Accrued expenses	783,482	341,384
Total current liabilities	979,590	637,162

Non-current liabilities:
Operating lease liability, non-current	430,116	-
Total liabilities	1,409,706	637,162

Commitments and Contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value; 30,000,000 shares authorized; 20,152,344 and 20,112,244 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,015	2,011
Additional paid-in capital	28,306,680	28,074,484
Accumulated deficit	(11,650,959)	(7,694,786)
Total stockholders’ equity	16,657,736	20,381,709
Total liabilities, redeemable and stockholders’ equity	$18,067,442	$21,018,871

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$249,040	$-	$249,040	$-
Cost of sales	200,129	-	200,129	-
Gross profit	48,911	-	48,911	-

Operating expenses:
Research and development	756,283	225,992	1,451,040	250,175
General and administrative	1,196,996	389,830	2,516,815	529,741
Sales and marketing	81,357	50,250	135,042	119,354
Total operating expenses	2,034,636	666,072	4,102,897	899,270

Operating loss	(1,985,725)	(666,072)	(4,053,986)	(899,270)

Other income:
Interest income (expense), net of amortization of premium	-	(59,167)	-	(32,116)
Grant income	-	75,000	-	75,000
Other income, net	48,323	10,006	103,181	21,965
Total other income, net	48,323	25,839	103,181	64,849

Net loss	$(1,937,402)	$(640,233)	$(3,950,805)	$(834,421)

Net loss per share - Basic and diluted	$(0.10)	$(0.15)	$(0.20)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	20,151,969	4,201,688	20,147,161	4,201,688

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Stockholders Equity
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	20,112,244	$2,011	$28,074,484	$(7,694,786)	$20,381,709
Impact of adoption of ASC 842	-	-	-	(5,368)	(5,368)
Stock-based compensation expense	-	-	126,086	-	126,086
Exercise of common stock Series B Warrants	39,000	4	(4)	-	-
Net loss	-	-	-	(2,013,403)	(2,013,403)
Balance at March 31, 2022	20,151,244	$2,015	$28,200,566	$(9,713,557)	$18,489,024
Stock-based compensation expense	-	-	106,114	-	106,114
Exercise of common stock Series B Warrants	1,100	-	-	-	-
Net loss	-	-	-	(1,937,402)	(1,937,402)
Balance at June 30, 2022	20,152,344	$2,015	$28,306,680	$(11,650,959)	$16,657,736

	Redeemable, Convertible Preferred Stock						Stockholders Deficit
									Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	10,600	$1,077,303	5,187	$1,800,347	636	$1,000,465	3,147,200	$315	$-	$(4,206,488)	$(4,206,173)
Accretion of redeemable, convertible preferred stock to redemption value	-	44,347	-	20,396	-	11,977	-	-	(76,720)	-	(76,720)
Stock-based compensation benefit	-	-	-	-	-	-	-	-	164	-	164
Fair value of warrants issued for service	-	-	-	-	-	-	-	-	180,339	-	180,339
Net loss	-	-	-	-	-	-	-	-	-	(194,188)	(194,188)
Balance at March 31, 2021	10,600	$1,121,650	5,187	$1,820,743	636	$1,012,442	3,147,200	$315	$103,783	$(4,400,676)	$(4,296,578)
Accretion of redeemable, convertible preferred stock to redemption value	-	29,565	-	13,598	-	7,984	-	-	(51,147)	-	(51,147)
Stock-based compensation benefit	-	-	-	-	-	-	-	-	155	-	155
Conversion of redeemable, convertible preferred stock into common stock	(10,600)	(1,151,215)	(5,187)	(1,834,341)	(636)	(1,020,426)	2,584,323	258	4,005,724	-	4,005,982
Exercise of common stock warrants	-	-	-	-	-	-	4,166,357	417	131,966	-	132,383
Conversion of Amended 2017 Convertible Notes	-	-	-	-	-	-	580,000	58	579,942	-	580,000
Reclassification of Series B Warrants	-	-	-	-	-	-	-	-	145,953	-	145,953
Net loss	-	-	-	-	-	-	-	-	-	(640,233)	(640,233)
Balance at June 30, 2021	-	$-	-	$-	-	$-	10,477,880	$1,048	$4,916,376	$(5,040,909)	$(123,485)

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,950,805)	$(834,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	83,792	68,372
Stock-based compensation expense	232,200	319
Amortization of right-of-use asset	66,972	-
Gain on forgiveness of note payable, Paycheck Protection Program	-	(5,000)
Non-cash interest expense	-	1,770
Gain on revaluation of derivative warrant liability	-	(9,676)
Changes in operating assets and liabilities:
Inventory	(671,250)	84,762
Prepaid expenses and other current assets	575,563	(3,425)
Other non-current assets	(14,056)	-
Accounts payable	(99,670)	(98,388)
Due to related party	(2,000)	(10,000)
Accrued expenses and other current liabilities	242,937	76,886
Net cash used in operating activities	(3,536,317)	(728,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(169,599)	(1,934)
Net cash used in investing activities	(169,599)	(1,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	-	(87,552)
Payments of principal on notes payable	-	(289,617)
Payments of convertible debenture issuance costs	-	(395,000)
Proceeds from issuance of convertible debentures	-	3,000,000
Payments on note payable, Paycheck Protection Program	-	(9,000)
Net cash provided by financing activities	-	2,218,831

Decrease in cash and cash equivalents	(3,705,916)	1,488,096
Cash and cash equivalents, beginning of period	19,047,778	912,361
Cash and cash equivalents, end of period	$15,341,862	$2,400,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Interest paid	$-	$25,328
Accretion of Series A redeemable, convertible preferred stock dividend	$-	$17,667
Accretion of Series A redeemable, convertible preferred stock issuance costs and fair value adjustment	$-	$56,245
Accretion of Series B redeemable, convertible preferred stock dividend	$-	$31,258
Accretion of Series B redeemable, convertible preferred stock issuance costs	$-	$2,736
Accretion of Series C redeemable, convertible preferred stock dividend	$-	$16,727
Accretion of Series C redeemable, convertible preferred stock issuance costs	$-	$3,234
Exercise of warrants through debt principal conversion	$-	$132,383
Conversion of preferred stock into common stock	$-	$4,005,982
Conversion of amended 2017 convertible notes	$-	$580,000
Reclassification of derivative warrant liability into additional paid-in capital	$-	$145,953
Fair value of warrants for common stock issued for services	$-	$180,339

See notes to unaudited condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (the “Company”), which commenced its activities on March 20, 2015, is incorporated under the laws of the State of Delaware.

The Company is a medical diagnostic company focused on developing cost efficient, rapid, near patient tests for triage and monitoring of disease progression.

The Company is utilizing the Symphony technology platform and Symphony IL-6 test licensed from Toray Industries, Inc. of Japan (see Note 3). The Company is also developing biomarkers for detection of other diseases such as hsTNT/I for myocardial injury and NT-proBNP for cardiac heart failure.

On June 4, 2021, the Company formed Bluejay Spinco, LLC, (“SpinCo”) a wholly owned subsidiary of the Company, for purposes of further development of the Company’s ALLEREYE diagnostic test. ALLEREYE received clearance by the U.S. Food and Drug Administration (the “FDA”) in October 2017 as a point-of-care device offering healthcare providers a cost effective, reliable, easy to use solution for diagnosing Allergic Conjunctivitis.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, competition from larger biotechnology companies and dependence on key personnel.  The Company is also impacted by inflationary pressures and global supply chain disruptions currently impacting many companies.

Liquidity

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, and raising capital. Successful transition from a pre-revenue company to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. As of June 30, 2022, the Company had $15.3 million in cash and cash equivalents.

The Company believes it has sufficient cash to fund its operations for at least the next 12 months from the date of these financial statements. However, the Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $11.7 million as of June 30, 2022. The Company expects net losses to continue in the near-term and plans to attempt to raise additional capital in the future in order to fully execute its business plan, though there is no assurance that the Company will be able to raise such additional capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, its results of operations and cash flows for the six months ended June 30, 2022 and 2021, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other interim period within this fiscal year.

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

2. SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2022, there were no changes to the significant accounting policies as described in the 2021 Audited Financial Statements with the exception of the addition of significant account policies related to revenue, inventory and leases.

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

Revenue Recognition

The Company recognizes revenue under the core principles of depicting the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expected to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in that contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company recognizes revenue when performance obligations under the terms of the contract with the customer are satisfied and are recognized at a point in time, which is also when control is transferred. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g. when control transfers prior to delivery), they are considered fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. Sales tax and valued added taxes collected from the customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Inventory

Inventories, which are mainly comprised of finished goods, are valued at the lower of cost or net realizable value, with the cost being determined on a weighted-average basis. The cost of finished goods consists mainly of purchase price, freight, and custom duties. Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling costs. As of June 30, 2022 there was no reserve for excess or obsolete inventory.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the implied service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

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

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business. As of June 30, 2022 and December 31, 2021, all of the Company’s assets were located in the United States.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti -dilutive are as follows (in common stock equivalent shares):

	June 30,
	2022	2021
Convertible debentures	-	3,000,000
Options to purchase common stock	805,805	375,826
Warrants for common stock	811,882	1,022,120
Class A warrants for common stock	2,484,000	-
Class B warrants for common stock	75,400	-

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

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

On October 6, 2020, the Company entered into a license and supply agreement (“Toray Agreement”) with Toray Industries, Inc. (“Toray”). Under the Toray Agreement, the Company received the exclusive license to make and distribute protein detection cartridges that has a function of automatic stepwise feeding of reagents (“Toray Cartridges”) outside of Japan. In exchange for the license, the Company committed to make two payments of $120,000 each. The first payment was made in January 2021, and the second payment was made in October 2021. In addition, following the first sale of Toray Cartridges after regulatory approval, the Company will also make royalty payments to Toray equal to 15% of the net sales of the Toray Cartridges for the period that any underlying patents exist or for five years after the first sale. Following the first sale after obtaining regulatory approval, the Company will pay a one-time minimum royalty of $60,000, which shall be creditable against any royalties owed to Toray in such calendar year. The Company will pay a minimum royalty of $100,000 in each year thereafter, which are creditable against any royalties owed to Toray in such calendar year.  There were no sales of, or revenues from, the Toray Cartridges during the three or six months ended June 30, 2022 and 2021.

At June 30, 2022 and December 31, 2021, no amounts were accrued related to the Toray Agreement.

4. WARRANTS

The following table summarizes information with regard to warrants outstanding at June 30, 2022:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Common Stock Warrants	811,882	Common Stock	$3.24	3.6
Class A Warrants	2,484,000	Common Stock	$7.00	4.4
Class B Warrants	75,400	Common Stock	$10.00	4.4

No warrants were issued during the six months ended June 30, 2022.

Class A Warrants and Class B Warrants

In conjunction with the Company’s IPO, the Company issued 2,160,000 Class A Warrants and 2,160,000 Class B Warrants. Additionally, the underwriter of the IPO exercised their overallotment option, solely with respect to the Class A Warrants and Class B Warrants, shortly after the IPO date resulting in an additional issuance of 324,000 Class A Warrants and 324,000 Class B Warrants. From the net IPO proceeds, $5,164,751 and $7,323,161, respectively, were apportioned to the Class A Warrants and Class B Warrants.

Class A Warrants entitle the holder to purchase one share of common stock at an exercise price of $7.00 per share. As of June 30, 2022 all Class A Warrants were outstanding.

Class B Warrants entitle the holder to purchase one share of common stock at an exercise price of $10.00 per share. Holders of Class B Warrants may also exercise such warrants on a “cashless” basis after the earlier of (i) 10 trading days from closing date of the offering or (ii) the time when $10 million of volume is traded in our common stock, if the volume weighted average price of the Company’s common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrant (subject to adjustment as described in the warrant agreement). In such event, the aggregate number of shares of common stock issuable in such cashless exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the Class B Warrant in accordance with its terms if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 1.00. During the fourth quarter of 2021, 2,368,500 Class B Warrants were exercised, all on a cashless basis. During the first quarter of 2022, 39,000 Class B Warrants were exercised, all on a cashless basis. During the second quarter of 2022, 1,100 Class B Warrants were exercised. The total intrinsic value of the Class B Warrants exercised during the six months ended June 30, 2022 was approximately $80,000. As of June 30, 2022, 75,400 Class B Warrants were outstanding.

5. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 629,440.  At June 30, 2022, there were 262,269 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 1,960,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At June 30, 2022, there were 1,349,721 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for the six months ended June 30, 2022:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	105,000	1.29
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2022	105,000	$1.29

The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	589,786	$1.86	8.3	$605,187
Granted	226,279	1.84
Exercised	-
Cancelled and forfeited	(10,260)	2.68
Outstanding at June 30, 2022	805,805	$1.84	8.3	$140,248
Exercisable at June 30, 2022	393,312	$1.45	7.4	$133,968

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 was $1.45 per share.

The Company calculated the grant-date fair value of stock option awards granted during the six months ended June 30, 2022 and 2021 using the Black-Scholes model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.58% – 3.06%	0.31% - 0.56%
Expected dividend yield	0.00%	0%
Volatility factor	102.03% - 104.40%	88.60%
Expected life of option (in years)	5.37 – 6.00	2.81 – 4.22

Stock-Based Compensation Expense

For the three and six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$16,392	$-	$33,704	$-
General and administrative	89,562	155	197,866	319
Sales and marketing	160	-	630	-
Total stock-based compensation	$106,114	$155	$232,200	$319

At June 30, 2022, there was approximately $340,077 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 2.0 years. At June 30, 2022, there was approximately $130,392 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 2.5 years.

6. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. NanoHybrids is wholly owned by the Company’s Chief Technology Officer. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three and six month periods’ ended June 30, 2022 and 2021 and balances due as of June 30, 2022 and December 31, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from NanoHybrids included in Other Income	$35,040	$-	$75,926	$-
Cash receipts from NanoHybrids	$18,347	$-	$40,886	$-

	As of
	June 30, 2022	December 31, 2021
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$35,040	$-

Toray Industries, Inc.

In June 2022, the Company sold five Symphony analyzers to our business partner, Toray, for $249,040, all of which was paid in June 2022. Future sales to Toray are not currently anticipated.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	Depreciable lives	June 30, 2022	December 31, 2021
Construction-in-process		$5,870	$15,078
Furniture, fixtures, and equipment	5 years	89,849	24,915
Website	5 years	4,619	4,619
Lab equipment	5 years	798,130	741,591
Leasehold improvements	Life of lease	43,231	-
		941,699	786,203
Less: accumulated depreciation		(532,629)	(448,837)
Property and equipment, net		$409,070	$337,366

8. LEASES

The Company primarily enters into lease arrangements for office and laboratory space. A summary of supplemental lease information is as follows:

Six Months Ended June 30, 2022
Weighted average remaining lease term	4.1 years
Weighted average discount rate	7.00%
Operating cash flows from operating leases	$71,421

A summary of the Company’s lease assets and liabilities are as follows:

June 30, 2022
Operating lease right-of-use asset	$573,040
Total lease assets	573,040
Current portion of lease liability included in accrued expenses	171,531
Noncurrent lease liabilities	430,116
Total lease liabilities	$601,647

A summary of the Company’s estimated lease payments are as follows:

Year
2022 (1)	$93,389
2023	164,620
2024	160,804
2025	100,000
2026	100,000
Thereafter	25,000
Total future lease payments	643,813
Less: Imputed interest	42,166
Present value of lease liability	$601,647

(1)	Excludes the six months ended June 30, 2022.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2022, the Company has entered into non-cancelable purchase commitments primarily for inventory and key advisory and product development services. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $600,000.

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

Overview

We are a medical diagnostics company focused on improving patient outcomes through cost efficient, rapid, near-patient products for triage and monitoring of disease progression. We believe there is a market need for an on-site and rapid diagnostic system that can be employed for testing and monitoring. Our diagnostic system, which we refer to as “Symphony,” is an exclusively licensed, patented, low-cost, system that consists of a small footprint instrument and single-use indication specific test cartridges.. We believe, if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), the Symphony System can provide a solution to this market need with rapid, laboratory quality results in the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other hospital and clinical settings . Currently, testing is generally performed in a laboratory, and the transportation and logistics of transporting the samples to the lab and obtaining the results takes 8-48 hours. Our platform is a sample-to-result system that has been shown in a clinical study to provide results in approximately 20 minutes. Our business model is to generate revenue from the sale of the portable Symphony System, and from the sale of single-use indication specific cartridges used for the diagnostic test. Once the test material, a small volume whole blood sample, is transferred to a Symphony Cartridge, no additional sample preparation or pre-processing is required.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future, at least until we are cleared, authorized or approved by the FDA. We incurred net losses of approximately $4.0 million and $834,000 for the six months ended June 30, 2022 and 2021, respectively. We had $15.3 million in cash and cash equivalents and a $11.7 million accumulated deficit at June 30, 2022, with net cash used in operating activities of approximately $3.6 million for the six months ended June 30, 2022.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$249,040	$-	$249,040	$-
Cost of sales	200,129	-	200,129	-
Gross Profit	48,911	-	48,911	-

Operating expenses:
Research and development	756,283	225,992	1,451,040	250,175
General and administrative	1,196,996	389,830	2,516.815	529,741
Sales and marketing	81,357	50,250	135,042	119,354
Total operating expenses	4,102,897	666,072	4,102,897	899,270

Operating loss	(1,985,725)	(666,072)	(4,053,986)	(899,270)

Other income
Interest income, net of amortization of premium	-	(59,167)	-	(32,116
Grant income	-	75,000	-	75,000
Other income	48,323	10,006	103,181	21,965
Total other income, net	48,323	25,839	103,181	64,849
Net loss	$(1,937,402)	$(640,233)	$(3,950,805)	(834,421)

Revenue and Gross Profit

Revenue and gross profit increased approximately $249,000 and $49,000 respectively, for the three and six month periods ended June 30, 2022, as compared to the same periods in 2021. The increase was due to a minor sale of five Symphony analyzers to our business partner, Toray. Future sales to Toray are not currently anticipated.

Research and Development

Research and development expenses for the three and six months ended June 30, 2022 were approximately $756,000 and $1.5 million, respectively, as compared to approximately $226,000 and $250,000, respectively, for the comparable periods in 2021. The increase in research and development expenses is due to the advancement of our clinical studies and to support the scale-up manufacturing of the Symphony IL-6 Test.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2022 were approximately $1.2 million and $2.5 million, respectively, as compared to approximately $390,000 and $530,000, respectively, for the comparable periods in 2021. The increase in general and administrative reflects the Company’s investment in scalable infrastructure, as well as expenses to support public company operations due to the completion of our initial public offering in November 2021.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2022 were approximately $81,000 and $135,000, respectively, as compared to approximately $50,000 and $119,000, respectively, for the comparable periods in 2021. While these expenses have been limited to date, we expect to increase these efforts when appropriate to support our commercial growth.

Liquidity and Capital Commitments

Liquidity

We have funded our operations primarily through the net proceeds from our IPO on November 10, 2021. As of June 30, 2022, the Company had approximately $15.3 million in unrestricted cash and cash equivalents. We expect that our cash position will be sufficient to fund operations for at least twelve months, inclusive of executing our plan for regulatory approval and initial commercialization of our Symphony IL-6 Test.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Six Months Ended June 30,
	2022	2021
Cash proceeds (used in) provided by:
Operating activities	$(3,536,317)	$(728,801)
Investing activities	(169,599)	(1,934)
Financing activities	-	2,218,831
Net decrease in cash and cash equivalents	$(3,705,916)	$1,488,096

Net cash used in operating activities

During the six months ended June 30, 2022, we used approximately $3.5 million in operating activities, an increase of $2.8 million as compared to approximately $733,000 for the comparable period in 2021. The increase in net cash used in operating activities was primarily due to increases in inventory, personnel costs and expenses incurred for public company operations.

Net cash provided by investing activities

During the six months ended June 30, 2022, we used approximately $170,000 in investing activities, an increase of 100% as compared to the comparable period in 2021. The increase in net cash used in investing activities was primarily due to capital purchases of laboratory equipment.

Net cash used in financing activities

During the six months ended June 30, 2022, we did not engage in any financing activities. During the six months ended June 30, 2021, approximately $2.2 million was provided by financing activities, primarily due to proceeds from our issuance of convertible debentures.

Recently Adopted Accounting Standards

See Note 2 to our condensed consolidated financial statements (under the caption “Recently Adopted Accounting Standards”).

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We are using the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

JOBS Act Accounting Election

The JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on file with the SEC. There have been no material changes to the risk factors disclosed in such registration statement.

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

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	Chief Executive Officer and Director	August 10, 2022
Neil Dey	(on behalf of the registrant)

/s/ Kenneth Fisher	Chief Financial Officer	August 10, 2022
Kenneth Fisher	(principal financial and accounting officer)