Form 10-Q
period 2022-09-30
Bluejay Diagnostics, Inc.
filed 2022-11-09
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 20,152,344 shares of common stock outstanding at November 4, 2022.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signatures		23

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$13,289,365	$19,047,778
Prepaid expenses and other current assets	646,894	1,612,708
Total current assets	13,936,259	20,660,486
Property and equipment, net	1,238,352	337,366
Operating lease right-of-use assets	497,618	-
Other non-current assets	33,479	21,019
Total assets	$15,705,708	$21,018,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443,035	$295,778
Accrued expenses	1,079,665	341,384
Total current liabilities	1,522,700	637,162

Non-current liabilities:
Operating lease liability, non-current	356,523	-
Other non-current liabilities	15,420	-
Total liabilities	1,894,643	637,162

Commitments and Contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value; 30,000,000 shares authorized; 20,152,344 and 20,112,244 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,015	2,011
Additional paid-in capital	28,419,898	28,074,484
Accumulated deficit	(14,610,848)	(7,694,786)
Total stockholders’ equity	13,811,065	20,381,709
Total liabilities, redeemable and stockholders’ equity	$15,705,708	$21,018,871

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$249,040	$-
Cost of sales	-	-	200,129	-
Gross profit	-	-	48,911	-

Operating expenses:
Research and development	1,379,665	442,527	2,830,705	692,702
General and administrative	1,284,411	445,050	3,801,226	974,791
Sales and marketing	146,102	70,411	281,144	189,765
Total operating expenses	2,810,178	957,988	6,913,075	1,857,258

Operating loss	(2,810,178)	(957,988)	(6,864,164)	(1,857,258)

Other income (expenses):
Interest income (expense), net of amortization of premium	-	(237,429)	-	(269,545)
Grant income	-	-	-	75,000
Impairment of property and equipment	(210,117)	-	(210,117)	-
Other income, net	60,406	2,036	163,587	24,001
Total other expenses, net	(149,711)	(235,393)	(46,530)	(170,544)

Net loss	$(2,959,889)	$(1,193,381)	$(6,910,694)	$(2,027,802)

Net loss per share - Basic and diluted	$(0.15)	$(0.11)	$(0.34)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	20,152,344	10,491,978	20,148,908	6,321,493

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Stockholders Equity
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	20,112,244	$2,011	$28,074,484	$(7,694,786)	$20,381,709
Impact of adoption of ASC 842	-	-	-	(5,368)	(5,368)
Stock-based compensation expense	-	-	126,086	-	126,086
Exercise of common stock Series B Warrants	39,000	4	(4)	-	-
Net loss	-	-	-	(2,013,403)	(2,013,403)
Balance at March 31, 2022	20,151,244	$2,015	$28,200,566	$(9,713,557)	$18,489,024
Stock-based compensation expense	-	-	106,114	-	106,114
Exercise of common stock Series B Warrants	1,100	-	-	-	-
Net loss	-	-	-	(1,937,402)	(1,937,402)
Balance at June 30, 2022	20,152,344	$2,015	$28,306,680	$(11,650,959)	$16,657,736
Stock-based compensation expense	-	-	113,218	-	113,218
Net loss	-	-	-	(2,959,889)	(2,959,889)
Balance at September 30, 2022	20,152,344	$2,015	$28,419,898	$(14,610,848)	$13,811,065

	Redeemable, Convertible Preferred Stock						Stockholders Deficit
									Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	10,600	$1,077,303	5,187	$1,800,347	636	$1,000,465	3,147,200	$315	$-	$(4,206,488)	$(4,206,173)
Accretion of redeemable, convertible preferred stock to redemption value	-	44,347	-	20,396	-	11,977	-	-	(76,720)	-	(76,720)
Stock-based compensation expense	-	-	-	-	-	-	-	-	164	-	164
Fair value of warrants issued for service	-	-	-	-	-	-	-	-	180,339	-	180,339
Net loss	-	-	-	-	-	-	-	-	-	(194,188)	(194,188)
Balance at March 31, 2021	10,600	$1,121,650	5,187	$1,820,743	636	$1,012,442	3,147,200	$315	$103,783	$(4,400,676)	$(4,296,578)
Accretion of redeemable, convertible preferred stock to redemption value	-	29,565	-	13,598	-	7,984	-	-	(51,147)	-	(51,147)
Stock-based compensation expense	-	-	-	-	-	-	-	-	155	-	155
Conversion of redeemable, convertible preferred stock into common stock	(10,600)	(1,151,215)	(5,187)	(1,834,341)	(636)	(1,020,426)	2,584,323	258	4,005,724	-	4,005,982
Exercise of common stock warrants	-	-	-	-	-	-	4,166,357	417	131,966	-	132,383
Conversion of Amended 2017 Convertible Notes	-	-	-	-	-	-	580,000	58	579,942	-	580,000
Reclassification of Series B Warrants	-	-	-	-	-	-	-	-	145,953	-	145,953
Net loss	-	-	-	-	-	-	-	-	-	(640,233)	(640,233
Balance at June 30, 2021	-	$-	-	$-	-	$-	10,477,880	$1,048	$4,916,376	$(5,040,909)	$(123,485
Stock-based compensation expense	-	-	-	-	-	-	-	-	46,505	-	46,505
Fair value of warrants issued to placement agent in relation to the Convertible debentures	-	-	-	-	-	-	-	-	166,816	-	166,816
Issuance of common stock from exercise of employee stock options	-	-	-	-	-	-	56,385	6	22,617	-	22,623
Net Loss	-	-	-	-	-	-	-	-	-	(1,193,381)	(1,193,381)
Balance at September 30, 2021	-	$-	-	$-	-	$-	10,534,265	$1,054	$5,152,314	$(6,234,290)	$(1,080,922)

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-3.15 stock dividend effective June 7, 2021.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,910,694)	$(2,027,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	125,916	106,507
Stock-based compensation expense	345,418	46,824
Amortization of right-of-use asset	111,527	-
Impairment of property and equipment	210,117	-
Gain on forgiveness of note payable, Paycheck Protection Program	-	(5,000)
Non-cash interest expense	-	164,846
Gain on revaluation of derivative warrant liability	-	(9,676)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	965,814	(305,574)
Other non-current assets	(12,460)	-
Accounts payable	(81,067)	(85,016)
Due to related party	(2,000)	(10,000)
Accrued expenses and other current liabilities	450,079	281,169
Net cash used in operating activities	(4,797,350)	(1,843,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(961,063)	(6,214)
Net cash used in investing activities	(961,063)	(6,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	-	(393,451)
Payments of principal on notes payable	-	(289,617)
Payments of convertible debenture issuance costs	-	(562,842)
Proceeds from issuance of convertible debentures	-	4,500,000
Payments on note payable, Paycheck Protection Program	-	(9,000)
Proceeds from exercise of stock options		22,623
Net cash provided by financing activities	-	3,267,713

Decrease in cash and cash equivalents	(5,758,413)	1,417,777
Cash and cash equivalents, beginning of period	19,047,778	912,361
Cash and cash equivalents, end of period	$13,289,365	$2,330,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Interest paid	$-	$38,961
Accretion of Series A redeemable, convertible preferred stock dividend	$-	$17,667
Accretion of Series A redeemable, convertible preferred stock issuance costs and fair value adjustment	$-	$56,245
Accretion of Series B redeemable, convertible preferred stock dividend	$-	$31,258
Accretion of Series B redeemable, convertible preferred stock issuance costs	$-	$2,736
Accretion of Series C redeemable, convertible preferred stock dividend	$-	$16,727
Accretion of Series C redeemable, convertible preferred stock issuance costs	$-	$3,234
Exercise of warrants through debt principal conversion	$-	$132,383
Conversion of preferred stock into common stock	$-	$4,005,982
Conversion of amended 2017 convertible notes	$-	$580,000
Reclassification of derivative warrant liability into additional paid-in capital	$-	$145,953
Fair value of warrants issued to placement agent in relation to the Convertible debentures	$-	$166,816
Fair value of warrants for common stock issued for services	$-	$180,339
Offering costs included in accounts payable and accrued expenses	$-	$91,483
Unpaid capital expenditures	$228,324	$-
Reclassification of goods previously classified as inventory to property and equipment	$615,313	$-

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

Liquidity

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, and raising capital. Successful transition from a pre-revenue company to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. As of September 30, 2022, the Company had $13.3 million in cash and cash equivalents.

The Company believes it has sufficient cash to fund its operations for at least the next 12 months from the issuance of these financial statements. The Company has experienced net losses and negative cash flows from operating activities since its inception and has an accumulated deficit of $15.2 million as of September 30, 2022. The Company expects net losses to continue in the near-term and plans to raise additional capital in the future in order to fully execute its business plan, though there is no assurance that the Company will be able to raise such additional capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, its results of operations and cash flows for the nine months ended September 30, 2022 and 2021, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other interim period within this fiscal year.

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

2. SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2022, there were no changes to the significant accounting policies as described in the 2021 Audited Financial Statements with the exception of the addition of significant account policies related to revenue, inventory and leases.

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

Finance leases are not material to the Company’s consolidated financial statements.

Inventory

Inventories, which are mainly comprised of finished goods, are valued at the lower of cost or net realizable value, with the cost being determined on a weighted-average basis. The cost of finished goods consists mainly of purchase price, freight, and custom duties. Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling costs. During the third quarter of 2022, the Company capitalized into fixed assets approximately $600,000 of goods previously classified as inventory to support its expanded clinical trial programs and product development activities.

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

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business. As of September 30, 2022 and December 31, 2021, all of the Company’s assets were located in the United States.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti -dilutive are as follows (in common stock equivalent shares):

	September 30
	2022	2021
Convertible debentures	-	4,500,000
Options to purchase common stock	787,779	509,441
Warrants for common stock	811,882	1,255,775
Class A warrants for common stock	2,484,000	-
Class B warrants for common stock	75,400	-

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

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

On October 6, 2020, the Company entered into a license and supply agreement (“Toray Agreement”) with Toray Industries, Inc. (“Toray”). Under the Toray Agreement, the Company received the exclusive license to make and distribute protein detection cartridges that has a function of automatic stepwise feeding of reagents (“Toray Cartridges”) outside of Japan. In exchange for the license, the Company committed to make two payments of $120,000 each. The first payment was made in January 2021, and the second payment was made in October 2021. In addition, following the first sale of Toray Cartridges after regulatory approval, the Company will also make royalty payments to Toray equal to 15% of the net sales of the Toray Cartridges for the period that any underlying patents exist or for five years after the first sale. Following the first sale after obtaining regulatory approval, the Company will pay a one-time minimum royalty of $60,000, which shall be creditable against any royalties owed to Toray in such calendar year. The Company will pay a minimum royalty of $100,000 in each year thereafter, which are creditable against any royalties owed to Toray in such calendar year.  There were no sales of, or revenues from, the Toray Cartridges during the three or nine months ended September 30, 2022 and 2021.

At September 30, 2022 and December 31, 2021, no amounts were accrued related to the Toray Agreement.

4. WARRANTS

The following table summarizes information with regard to warrants outstanding at September 30, 2022:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Common Stock Warrants	811,882	Common Stock	$3.24	3.3
Class A Warrants	2,484,000	Common Stock	$7.00	4.1
Class B Warrants	75,400	Common Stock	$10.00	4.1

No warrants were issued during the nine months ended September 30, 2022.

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

Class A Warrants entitle the holder to purchase one share of common stock at an exercise price of $7.00 per share. As of September 30, 2022 all Class A Warrants were outstanding.

Class B Warrants entitle the holder to purchase one share of common stock at an exercise price of $10.00 per share. Holders of Class B Warrants may also exercise such warrants on a “cashless” basis, as the necessary conditions to meet the cashless provisions were realized immediately after the IPO. During the fourth quarter of 2021, 2,368,500 Class B Warrants were exercised, all on a cashless basis. During 2022, 40,100 Class B Warrants have been exercised, all on a cashless basis. The total intrinsic value of the Class B Warrants exercised during the nine months ended September 30, 2022 was approximately $80,000. As of September 30, 2022, 75,400 Class B Warrants were outstanding.

5. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 629,440.  At September 30, 2022, there were 262,269 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 1,960,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At September 30, 2022, there were 1,349,721 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for the nine months ended September 30, 2022:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	105,000	1.29
Vested	-	-
Forfeited	(30,000)	1.29
Outstanding at September 30, 2022	75,000	$1.29

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	589,786	$1.86	8.3	$605,187
Granted	226,279	1.84
Exercised	-
Cancelled and forfeited	(28,286)	2.20
Outstanding at September 30, 2022	787,779	$1.84	8.0	$82,655
Exercisable at September 30, 2022	406,645	$1.51	7.2	$82,655

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 was $1.45 per share. The Company calculated the grant-date fair value of stock option awards granted during the nine months ended September 30, 2022 and 2021 using the Black-Scholes model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.58% – 3.06%	0.78% - 1.33%
Expected dividend yield	0.00%	0.00%
Volatility factor	102.03% -140.40%	88.60% - 106.00%
Expected life of option (in years)	5.37 – 6.00	5.00 – 6.00

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$20,528	$27,477	$54,231	$27,477
General and administrative	92,531	7,427	290,397	7,747
Sales and marketing	160	11,600	790	11,600
Total stock-based compensation	$113,219	$46,504	$345,418	$46,824

At September 30, 2022, there was approximately $198,897 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 1.9 years. At September 30, 2022, there was approximately $78,536 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 2.3 years.

6. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. NanoHybrids is wholly owned by the Company’s Chief Technology Officer. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three and nine month periods’ ended September 30, 2022 and 2021 and balances due as of September 30, 2022 and December 31, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from NanoHybrids included in Other Income	$42,649	$-	$118,575	$-
Cash receipts from NanoHybrids	$35,040	$-	$75,926	$-

	As of
	September 30, 2022	December 31, 2021
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$42,649	$-

Toray Industries, Inc.

In June 2022, the Company sold five Symphony analyzers to our business partner, Toray, for $249,040, all of which was paid in June 2022. Future sales to Toray are not currently anticipated.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	Depreciable lives	September 30, 2022	December 31, 2021
Construction-in-process		$376,519	$15,078
Furniture, fixtures, and equipment	3-5 years	135,018	24,915
Software	3-5 years	9,076	4,619
Lab equipment	3-5 years	1,249,262	741,591
Leasehold improvements	Life of lease	43,231	-
		1,813,105	786,203
Less: accumulated depreciation		(574,753)	(448,837)
Property and equipment, net		$1,238,352	$337,366

The Company reviews long-lived assets for impairment when events, expectations, or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The Company recorded an impairment charge of $210,117 in September 2022 due to a change in expectations of the use of certain Allereye equipment as the Company focuses its efforts on the Symphony product line.   This impairment charge was recorded in other expenses, net in the condensed consolidated statement of operations.

8. LEASES

The Company primarily enters into lease arrangements for office and laboratory space. A summary of supplemental lease information is as follows:

Nine Months Ended September 30, 2022
Weighted average remaining lease term – operating leases (in years)	3.9
Weighted average remaining lease term – finance leases (in years)	5.3
Weighted average discount rate	7.0%
Operating cash flows from operating leases	$113,083
Operating cash flows from finance leases	-

A summary of the Company’s lease assets and liabilities are as follows:

September 30, 2022
Operating lease right-of-use asset	$497,618
Finance lease asset – property & equipment, net	19,944
Total lease assets	517,562
Current portion of operating lease liability included in accrued expenses	172,596
Current portion of finance lease liability included in accrued expenses	4,524
Non-current operating lease liabilities	356,523
Non-current finance lease liabilities included in other non-current liabilities	15,420
Total lease liabilities	$549,063

A summary of the Company’s estimated operating lease payments are as follows:

Year
2022 (1)	$51,216
2023	164,620
2024	160,804
2025	100,000
2026	100,000
Thereafter	25,000
Total future lease payments	601,640
Less: Imputed interest	72,521
Present value of lease liability	$529,119

(1)	Excludes the nine months ended September 30, 2022.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2022, the Company has entered into non-cancelable purchase commitments primarily for inventory, manufacturing equipment, and key advisory and product development services. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $1.0 million.

10. SUBSEQUENT EVENTS

NASDAQ Bid Price Deficiency Notice

On October 25, 2022, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for the previous 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. The Company intends to take all reasonable measures available to achieve compliance and allow for continued listing on The Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Vendor Contract

On October 12, 2022, the Company executed an agreement with a materials vendor for items needed to develop the Symphony product line. This agreement commits the Company to purchase approximately $800,000 in goods with a 50% down payment due upon signing.

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

Overview

We are a medical diagnostics company focused on improving patient outcomes through cost efficient, rapid, near-patient testing for triage and monitoring of disease progression. Our technology platform, which we refer to as “Symphony,” is an exclusively licensed, patented system that consists of a desktop analyzer and single-use indication specific test cartridges. We believe, if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), Symphony can provide a solution to the market need for rapid, near-patient testing that provides laboratory quality results in the Intensive Care Unit (“ICU”), Emergency Room (“ER”), and other hospital and clinical settings. Currently, testing is performed in a central laboratory, and the transportation and logistics of sending the samples to the lab and obtaining the results generally takes 4-48 hours, minimizing the utility of the costly tests. Our platform provides test results with an approximate total turnaround time of 20 minutes from sample-to-result, as it is near-patient and uses whole blood samples that do not require additional preparation or pre-processing. Our business model is to generate revenue from the sale of the desktop Symphony analyzer, and the sale of single-use indication specific test cartridges.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future, at least until we are cleared, authorized or approved by the FDA. We incurred net losses of approximately $7.5 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. We had $13.3 million in cash and cash equivalents and a $15.2 million accumulated deficit at September 30, 2022, with net cash used in operating activities of approximately $5.4 million for the nine months ended September 30, 2022.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$249,040	$-
Cost of sales	-	-	200,129	-
Gross Profit	-	-	48,911	-

Operating expenses:
Research and development	1,379,665	442,527	2,830,705	692,702
General and administrative	1,284,411	445,050	3,801,226	974,791
Sales and marketing	146,102	70,411	281,144	189,765
Total operating expenses	2,810,178	957,988	6,913,075	1,857,258

Operating loss	(2,810,178)	(957,988)	(6,864,164)	(1,857,258)

Other income (expenses):
Interest income, net of amortization of premium	-	(237,429)	-	(269,545)
Grant income	-	-	-	75,000
Impairment of property and equipment	(210,117)	-	(210,117)	-
Other income	60,406	2,036	163,587	24,001
Total other expenses, net	(149,711)	(235,393)	(46,530)	(170,544)
Net loss	$(2,959,889)	$(1,193,381)	$(6,910,694)	(2,207,802)

Revenue and Gross Profit

Revenue and gross profit increased approximately $250,000 and $49,000 respectively, for the nine month periods ended September 30, 2022, as compared to the same period in 2021. We recognized a small, non-recurring sale to a foreign development partner in the second quarter of 2022, which it does not consider an entry to the market or indicative of expected margins. As expected, there were no sales in the third quarter.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2022 were $1.4 million and $2.8 million, respectively, as compared to $443,000 and $693,000, respectively, for the comparable periods in 2021. The increase in research and development expenses was due to the expansion of our clinical program and supporting scale-up manufacturing of the Symphony technology platform and IL-6 test.

General and Administrative

General and administrative expenses for the three and nine months ended September 2022 were $1.3 million and $3.8 million, respectively, as compared to $445,000 and $975,000, respectively, for the comparable periods in 2021. The increase in general and administrative expenses reflects our investment in scalable infrastructure, as well as expenses to support public company operations due to the completion of our initial public offering in November 2021.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2022 were $146,000 and $281,000, respectively, as compared to $70,000 and $190,000, respectively, for the comparable periods in 2021. While these expenses have been limited to date, we expect to increase these efforts when appropriate to support its commercial growth.

Other Expenses, net

Other expenses, net for the three and nine months ended September 30, 2022 were $150,000 and $47,000, respectively, as compared to $235,000 and $171,000, respectively, for the comparable periods in 2021. The primary other expense, net charge was an impairment of approximately $210,000 related to certain Allereye research and development equipment that we recognized in September 2022.

Liquidity and Capital Commitments

Liquidity

We have funded our operations primarily through the net proceeds from our IPO on November 10, 2021. As of September 30, 2022, the Company had approximately $13.3 million in unrestricted cash and cash equivalents. We expect that our cash position will be sufficient to fund operations for at least twelve months from the issuance date of this report.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Nine Months Ended September 30,
	2022	2021
Cash proceeds (used in) provided by:
Operating activities	$(4,797,350)	$(1,843,722)
Investing activities	(961,063)	(6,214)
Financing activities	-	3,267,713
Net decrease in cash and cash equivalents	$(5,758,413)	$1,417,777

Net cash used in operating activities

During the nine months ended September 30, 2022, we used approximately $4.8 million in operating activities, an increase of $3.0 million as compared to approximately $1.8 million for the comparable period in 2021. The increase in net cash used in operating activities was primarily due to increases in personnel costs, product development costs and expenses incurred for public company operations.

Net cash provided by investing activities

During the nine months ended September 30, 2022, we used approximately $961,000 in investing activities, an increase of $955,000 as compared to the comparable period in 2021. The increase in net cash used in investing activities was primarily due to capital purchases of laboratory and manufacturing equipment.

Net cash used in financing activities

During the nine months ended September 30, 2022, we did not engage in any financing activities. During the nine months ended September 30, 2021, approximately $3.3 million was provided by financing activities, primarily due to proceeds from our issuance of convertible debentures.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on file with the SEC. There have been no material changes to the risk factors disclosed in such Form 10-K, except that the following additional risk factor should be read in conjunction with those in the Form 10-K under the heading “Risks Related to Ownership of Our Common Stock.”

The Company has received a notification letter from the Nasdaq Listing Qualifications Staff that its common stock does not satisfy Nasdaq’s $1.00 minimum price per share rule and could face delisting by Nasdaq if it is unable to regain compliance with this requirement, which could adversely affect our ability to sell stock in the public markets, the liquidity of our common stock and our general ability to raise additional capital.

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing. On October 25, 2022, we received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of our common stock on The Nasdaq Capital Market.

Under the Nasdaq Listing Rules, we have a period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, and in such case, Nasdaq will provide us with written confirmation of compliance. If we do not regain compliance by April 24, 2023, we may be eligible for an additional 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the bid price requirement. If we are not eligible or it appears to Nasdaq that we will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to us that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

We intend to take all reasonable measures available to us to achieve compliance to allow for continued listing on The Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If the Company’s common stock does not regain compliance with the minimum price requirement during the applicable compliance period, we may need to effect a reverse stock split, whereby shares of our common stock are consolidated so that the per-share trading price becomes greater than $1.00 per share. If our common stock is delisted, we may seek to have our common stock quoted on an over-the-counter marketplace, such as on the OTCQX. The OTCQX is not a stock exchange, and if our common stock trades on the OTCQX rather than a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our common stock, which may lead to lower trading prices for our common stock.

Any potential delisting of our common stock from the Nasdaq Capital Market may have materially adverse consequences to our stockholders, including:

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

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	Chief Executive Officer and Director	November 9, 2022
Neil Dey	(on behalf of the registrant)

/s/ Kenneth Fisher	Chief Financial Officer	November 9, 2022
Kenneth Fisher	(principal financial and accounting officer)