Form 10-K
period 2022-12-31
Bluejay Diagnostics, Inc.
filed 2023-03-20
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41031

Bluejay Diagnostics, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3552922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

360 Massachusetts Avenue, Suite 203, Acton, MA	01720
(Address of Principal Executive Offices)	(Zip Code)

(844) 327-7078

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BJDX	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2022, was approximately $21,361,484 based on the closing price of $1.06 of the common stock of the registrant as reported on the Nasdaq Capital Market on such date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 28, 2023, there were 20,459,057 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders will be filed within 120 days of the fiscal year ended December 31, 2022 and is incorporated by reference in Part III of the Form 10-K to the extent described therein.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K (“Form 10-K”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

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

SPECIAL NOTE REGARDING COMPANY REFERENCES

In this Form 10-K, and unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Bluejay Diagnostics, Inc. and its wholly-owned subsidiary Bluejay Spinco, LLC, taken as a whole.

ii

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

●	We have incurred significant losses since inception and may not be able to achieve significant revenues or profitability.

●	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

●	We have received a notification letter from the Nasdaq Listing Qualifications Staff that our common stock does not satisfy Nasdaq’s $1.00 minimum price per share rule and we could face delisting by Nasdaq if we are unable to regain compliance with this requirement, which could adversely affect our ability to sell stock in the public markets, the liquidity of our common stock and our general ability to raise additional capita

●	The License Agreement with Toray, which covers the license of the core technology used in our Symphony platform and test cartridge product candidates, contains significant risks that may threaten our viability or otherwise have a material adverse effect on us and our business, assets and its prospects.

●	We cannot accurately predict the volume or timing of any sales, making the timing of any revenues difficult to predict.

●	If third-party payors do not provide coverage and reimbursement for the use of our platform, our business and prospects may be negatively impacted.

●	If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.

●	Significant raw material shortages, supplier capacity constraints, supplier disruptions, and sourcing issues may adversely impact or limited our products sales and or impact our product margins.

●	The regulatory approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for our planned products

●	Product clearances and approvals can often be denied or significantly delayed.

●	Clinical data obtained in the future may not meet the required objectives, which could delay, limit or prevent any regulatory approval.

●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our viability and business plan.

●	We may be liable if the FDA or another regulatory agency concludes that we have engaged in the off-label promotion of our products.

●	We depend on intellectual property licensed from Toray, and any dispute over the license would significantly harm our business.

●	We face intense competition in the diagnostic testing market, particularly in the IL-6 space, and as a result we may be unable to effectively compete in our industry.

●	If we or Toray fail to respond quickly to technological developments, our products may become uncompetitive and obsolete.

iii

PART I

ITEM 1. BUSINESS

Overview

Bluejay Diagnostics, Inc. (“Bluejay”) is a medical diagnostics company developing rapid tests using whole blood on our Symphony technology platform (“Symphony”) to improve patient outcomes in critical care settings. Our Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (the “FDA”), can provide a solution to a significant market need in the United States. Clinical trials indicate the Symphony device produces laboratory-quality results in less than 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

Our first product, the Symphony IL-6 test, is for the monitoring of disease progression in critical care settings. IL-6 is a clinically established inflammatory biomarker, and is considered a ‘first-responder,’ for assessment of severity of infection and inflammation across many disease indications, including sepsis. A current challenge of healthcare professionals is the excessive time and cost associated determining a patient’s level of severity at triage and our Symphony IL-6 test has the ability to consistently monitor this critical care biomarker with rapid results.

In the future we plan to develop additional tests for Symphony including two cardiac biomarkers (hsTNT and NT pro-BNP) as well as other tests using the Symphony platform. We do not yet have regulatory clearance for our Symphony products, and our Symphony products will need to receive regulatory authorization from the FDA in order to be marketed as a diagnostic product in the United States.

Our operations to date have been funded primarily through the proceeds of our initial public offering (the “IPO”) on November 2021 (the “IPO Date”). We were incorporated under the laws of Delaware on March 20, 2015. Our headquarters is located in Acton, Massachusetts.

Our Market

The Symphony platform and our initial biomarker test, Symphony IL-6 test, is well suited to address a subset of the global in vitro diagnostics devices (“IVDs”) market, including sepsis, cardio-metabolic diseases, cancer and other diseases that require rapid tests. Symphony targets critical care markets where physicians must quickly determine patient acuity to identify optimal treatment regimens.

Our Business Model

Our goal is to become the first provider of rapid tests for infectious, inflammatory and metabolic diseases by leveraging the strengths of our Symphony platform. We intend to target our sales and marketing of Symphony to the largest critical care facilities in the United States. Our business model includes the following:

●	Attractive Financing Model. We intend to offer various financing options for the device itself. As such, our business model should not require customers to incur a significant capital outlay.

●	Recurring Revenue. We intend to sell single-use diagnostic test cartridges. Our cartridges will create a growing and recurring revenue stream, as adoption and utilization increase, and as we develop tests for additional indications. We expect the sale of test cartridges to generate the majority of our revenue and gross profit.

●	Expand our Menu of Diagnostic Products. As adoption increases, the average customer use of the Symphony platform should also increase. As we expand our test menu, we will be able to increase our annual revenue per customer through the resulting increase in utilization.

The Symphony Platform

The Symphony platform is an innovative and proprietary technology platform that provides rapid and accurate measurements of key diagnostic biomarkers found in whole blood. Symphony is compact and can be deployed mobile as compared to current laboratory diagnostic platforms. Symphony incorporates a user-friendly interface where all sample preparation and reagents are integrated into disposable Symphony cartridges. Symphony only requires a few drops of blood to provide a measurement in less than 20 minutes.

The Symphony analyzer orchestrates whole blood processing, biomarker isolation, and immunoassay preparation using non-contact centrifugal force. All necessary reagents and components are integrated into the Symphony cartridges. Utilizing precision microchannel technology and high specificity antibodies, whole blood is processed, and the biomarker is isolated within the Symphony cartridge. Intermitted centrifugation cycles enable complex fluid movements, allowing sequential reagent additions and independent reaction steps inside the hermitically sealed Symphony cartridge. At the conclusion of the test, the Symphony analyzer measures the fluorescence signature correlating to a highly sensitive quantitation of the biomarker.

To perform a Symphony test, the test operator adds three drops of blood to the Symphony cartridge. After scanning in the patient ID, the Symphony cartridge is inserted into the Symphony analyzer and the test runs automatically. Each analyzer can run up to six cartridges simultaneously, either with six different patient samples or six different tests, in less than 20 minutes, providing quantitative measurements used for improved patient management and clinical decision-making.

Manufacturing

We plan to manufacture both our devices and cartridges through Contract Manufacturing Organizations (“CMOs”). We have contracts with Toray Industries, Inc (“Toray”) to manufacture our cartridges and Sanyoseiko Co. Ltd (“Sanyoseiko”) to manufacture both our device and cartridges. Each of our partners are well-established global manufacturing companies with capabilities to scale up, re-design and supply our devices and cartridges.

Sanyoseiko had been selected as our CMO, though in the near-term Toray will continue to develop, validate and manufacture our IL-6 cartridges as our pilot-manufacturing partner. We expect to meet the demands of our global market. Both Toray’s and Sanyoseiko’s facilities are located in Japan. We license the technology for the Symphony cartridges from Toray. Our license grants us exclusive global use with the exception of Japan.

Regulatory Strategy

Our current regulatory strategy is designed to support commercialization of Symphony in the United States pending authorization from the FDA. The FDA has identified Symphony as a de novo device, and we are subject to the de novo authorization regulatory pathway, which includes expansion of our clinical studies. We have several clinical studies currently active, all designed to support our de novo FDA submission. We have targeted large, well-known medical and academic institutions for our studies, which should also help support initial commercialization and market penetration. This clinical trial expansion could also support additional indications. The expansion also could delay obtaining marketing authorization for the product.

Sales and Marketing

Until Symphony products are authorized by the FDA, we will focus our sales and marketing efforts on brand awareness and market education to potential customers, emphasizing the value of monitoring a critical care patient’s IL-6 levels to improve decision making and patient outcomes. If cleared or approved by the FDA, we will target sales to ERs and ICUs at United States hospitals, as well as to long-term acute care facilities. We plan to establish a market presence by selling Symphony devices and tests both directly and through various distribution channels to maximize sales volume and market penetration.

License Agreement

On October 6, 2020, we entered into a License and Supply Agreement, as amended, (the “License Agreement”) with Toray, providing us with an exclusive global license with Toray, excluding Japan, to use their patents and know-how related to the Symphony detection cartridges for the manufacturing, marketing and sale of the products (as defined in the License Agreement). We also have a nonexclusive license for the same purposes in Japan. The agreement terminates in 2029 upon expiration of the last of the patents included in the license.

In connection with entering into the License Agreement, we are required to pay a 15% royalty fee for the period that any underlying patents exist or for five years after the first sale for the licensed technology after obtaining regulatory approval based on a percentage of our “Net Sales” of products using these technologies (as defined in the license Agreement) with a minimum royalty of $60,000 for the initial year that royalties are payable increasing to a minimum of $100,000 thereafter.

Intellectual Property, Proprietary Technology

We do not currently hold any patents directly. We rely on a combination either directly or through the License Agreement with Toray of patent, copyright, trade secret, trademark, confidentiality agreements, and contractual protection to establish and protect our proprietary rights.

Competition

Our primary competition in the IL-6 market is laboratory size equipment including the Roche Cobas®, Siemens ADVIA Centaur® and Beckman Coulter Access 2®, which require pre-processing of whole blood prior to performing their test. We believe that our technology, which uses whole blood, provides us with a substantial competitive advantage over our existing competition that will sustain through commercialization, despite the major life science companies and consistent entry of innovative start-ups that define our competitive landscape.

Government Regulation

The design, development, manufacture, testing and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.

FDA Regulation

Medical Devices

Generally, the products we develop must be cleared by the FDA before they are marketed in the United States. Before and after approval, authorization, or clearance in the United States, our products are subject to extensive regulation by the FDA, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, recordkeeping, market clearance, authorization or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices, including IVDs. IVDs are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals or other biomarkers. Predictive, prognostic and screening tests can also be IVDs.

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and effectiveness:

●	Class I: general controls, such as labeling and adherence to quality system regulations;

●	Class II: special controls, premarket notification (often referred to as a 510(k)), specific controls such as performance standards, patient registries, post-market surveillance, additional controls such as labeling and adherence to quality system regulations; and

●	Class III: special controls and requires a premarket approval (“PMA”).

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a de novo application, or approval of a premarket approval (PMA).

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Our initial product is a Class II device subject to 510(k) clearance.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, a company must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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

The FDA has classified Symphony as de novo, a device of a new type that the FDA has not previously classified. Once obtained, a de novo authorization may lead to Symphony’s use as a predicate for future devices going through the 510(k) process.

Clinical Trials

Clinical trials are often required for a de novo authorization. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE study and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Sponsors of applicable clinical trials of devices also are required to register with www.clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration. Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;

●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of ‘‘off-label’’ uses of cleared or approved products;

●	requirements related to promotional activities;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Once we have a commercialized product, our manufacturing processes will be required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;

●	withdrawing a PMA that has already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution

Employees

As of December 31, 2022, we have sixteen full-time employees. We also contract with several consultants and contractors performing regulatory advisory, investor relations and manufacturing scale-up support. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Available Information

Our principal executive offices are located at 360 Massachusetts Avenue, Suite 203, Acton, MA 01720 and our telephone number is (844) 327-7078. Our website address is www.bluejaydx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, proxy statements and other information about us are made available, free of charge, through the Securities and Exchange Commission (“SEC”) Filings section of our website at www.ir.bluejaydx.com/financial-information/sec-filings and at the SEC’s website at www.sec.gov as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this report.

In addition, our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available through the “Governance Overview” section of our website at www.ir.bluejaydx.com/corporate-governance/governance-overview. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

ITEM 1A. RISK FACTORS

Investing in our securities carries a significant degree of risk. You should carefully consider the risks described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Form 10-K, before deciding whether to invest in our securities. If any or a combination of the following risks were to materialize, our results of operations, financial condition and prospects could be materially adversely affected. If that were to be the case, the market price of our securities could decline, and investors could lose all or part of their investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Condition and Capital Requirements

We are subject to the risks associated with new businesses.

We entered into a License Agreement with Toray in October 2020 and are effectively a new business with a plan to commercialize our licensed technology. Our limited operating history may not be adequate to enable you to fully assess our ability to develop and market our Symphony platform and test cartridges, assuming we receive regulatory clearances, for which there is no assurance, and respond to competition. Our efforts to date have related to the organization and formation of our Company, research and development and performing clinical trials. We have no approved products, have not yet generated sustainable revenue, and we cannot guarantee we will ever be able to generate future revenues. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business focused on the development and sale of new medical devices. As a result, we may be unable to further develop, obtain regulatory approval for, manufacture, market, sell and derive revenues from our Symphony platform and test cartridges and the other product candidates in our pipeline, and our inability to do so would materially and adversely impact our viability. In addition, we still must optimize many functions necessary to operate a business, including expanding our managerial, personnel and administrative structure, continuing product research and development, and assessing and commencing our marketing activities.

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

Since our inception, we have engaged primarily in development activities. We have funded our operations primarily through debt and equity financings, and have incurred losses since inception, including a net loss of $9.3 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development process of our product candidates, including regulatory approvals, and thereafter achieve substantial acceptance in the marketplace for our products. We may be unable to achieve any or all of these goals.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

To date, we have relied primarily on private debt and equity financing to carry on our business. We have limited financial resources, negative cash flow from operations and no assurance that sufficient funding will be available to us to fund our operating expenses and to further our product development efforts and pursue clinical trials for FDA approval. Based on these and other factors, in our audited consolidated financial statements for the years ended December 31, 2022 and 2021, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2022 and 2021, our independent registered public accounting firm included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2022 and 2021 do not include any adjustments that may result from the outcome of this uncertainty. We anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing stockholders.

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

We have received a notification letter from the Nasdaq Listing Qualifications Staff that our common stock does not satisfy Nasdaq’s $1.00 minimum price per share rule and we could face delisting by Nasdaq if we are unable to regain compliance with this requirement, which could adversely affect our ability to sell stock in the public markets, the liquidity of our common stock and our general ability to raise additional capital.

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

We intend to take all reasonable measures available to us to achieve compliance to allow for continued listing on the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If our common stock does not regain compliance with the minimum price requirement during the applicable compliance period, we may need to effect a reverse stock split, whereby shares of our common stock are consolidated so that the per-share trading price becomes greater than $1.00 per share. If our common stock is delisted, we may seek to have our common stock quoted on an over-the-counter marketplace, such as on the OTCQX. The OTCQX is not a stock exchange, and if our common stock trades on the OTCQX rather than a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our common stock, which may lead to lower trading prices for our common stock.

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

Risks Related to Our Business

The License Agreement with Toray, which covers the license of the core technology used in our Symphony Cartridges, contains significant risks that may threaten our viability or otherwise have a material adverse effect on us and our business, assets and its prospects.

We have an exclusive license with Toray for the entire world, excluding Japan, to use their patents and know-how related to our Symphony test cartridges for the manufacturing, marketing and sale of such products. We also have a nonexclusive license for the same purposes in Japan. We have no contractual rights to the intellectual property covered in the License Agreement other than as expressly set forth therein. Our plans, business, prospects and viability are substantially dependent on that intellectual property and subject to the limitations relating thereto as set forth in the License Agreement:

●	After the receipt of regulatory approval in a country, we are required to pay Toray a minimum royalty of $60,000 for the initial year that royalties are payable increasing to a minimum of $100,000 thereafter, regardless of the actual amount of sales by us of licensed products. Accordingly, we could be obligated to pay royalties even though we have generated no or limited revenue. Such payments could materially and adversely affect our profitability and could limit our investment in our business.

●	Toray is only required to supply cartridges for a three-year period ending in October 2024. If we are unable to extend this arrangement or activate a new CMO to produce cartridges, we could be without any cartridge supply in the future.

●	Toray may not be able to provide all necessary know-how related to the test cartridges, increasing the time and cost of remediating product defects or impairing our ability to timely scale up cartridge manufacturing.

●	The license is non-assignable and non-sublicensable (to third parties). These restrictions may limit our flexibility to structure our operations in the most advantageous manner.

●	At our sole expense, we must file for, prosecute the application for, and obtain all regulatory approvals for the licensed products and obtain all legal permits necessary for promoting, marketing, offering or selling each licensed product. The regulatory approval process can be expensive and time consuming, and there can be no assurances that we will be able to obtain or maintain any or all required permits.

●	We are required to obtain market approval for the products in the United States and the European Union by October 2023 or the License Agreement could be terminated by Toray.

●

Toray has the right to terminate the License Agreement or make it non-exclusive if we do not generate commercial sales by October 2025, or by April 2027 if the lack of commercial sales is not directly attributed to our actions.

●

Except with respect to Toray’s ownership of all intellectual property rights in respect of the licensed property, Toray provides no, and disclaims all, representations, warranties or covenants relating to the licensed intellectual property or any other matters under the License Agreement and in particular disclaims any fitness of the property for any purpose or any warranty against infringement of any third-party patent. These provisions limit our recourse in the event that the licensed intellectual property is flawed, defective, inadequate, incomplete, uncommercial, wrongly described or otherwise not useful for our purposes. We have not independently verified any of the technical, scientific, commercial, legal, medical or other circumstances or nature of the licensed intellectual property and therefore there can be no assurances that any of the foregoing risks have been reduced or eliminated. These provisions represent a significant risk of a material adverse impact on us, our business and our prospects.

In addition, see the risks in “Risks Related to Our Intellectual Property” below. These risks are not the only risks inherent in the License Agreement. You are encouraged to read the complete text of the License Agreement, which is filed as an exhibit to this Form 10-K.

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

In connection with effects related to the COVID-19 pandemic, we are operating in a supply-constrained environment and are facing, and may continue to face, supply-chain shortages, inflationary pressures, logistics challenges and manufacturing disruptions that impact our revenues, profitability, and timeliness in fulfilling customer orders. In addition, our key suppliers are limited- or sole-source suppliers. Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters (including the effects of climate change such as sea level rise, drought, flooding, wildfires and more intense weather events), actual or threatened public health emergencies or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows.

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

Under FDA regulations, unless exempt, a new medical device may only be commercially distributed after it has received 510(k) clearance, is authorized through the de novo classification process, or is the subject of a PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to another legally marketed product not subject to a PMA. Sometimes, a 510(k) clearance must be supported by preclinical and clinical data.

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

International regulatory approval processes may take more or less time than the FDA’s clearance or approval process. If we fail to comply with applicable FDA and comparable non-U.S. regulatory requirements, we may not receive regulatory clearances or approvals or may be subject to FDA or comparable non-U.S. enforcement actions. We may be unable to obtain future regulatory clearance or approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA’s clearance or approval process can take longer than anticipated due to requests for additional clinical data and changes in regulatory requirements. In addition, the changing landscape related to the COVID-19 pandemic also could lead to delays in obtaining clinical data. The declining number of COVID patients with respiratory deterioration may impact our ability to meet the primary endpoint in our Symphony IL-6 Expanded Clinical Study. We are currently working with the FDA to expand this endpoint to better reflect the current standard of care and to make the number of study subjects more realistic in light of the decreasing number of COVID positive subjects needed in the study. Any failure or delay in obtaining necessary regulatory clearances or approvals would materially adversely affect our business, financial condition, and results of operations.

Our Symphony platform may be sold as a research use only product. The FDA could disagree with this strategy and subject the product to regulation as a regulated medical device, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.

In the United States, we may decide to label and sell our Symphony platform for research use only, and not for the diagnosis or treatment of disease. Our future product candidates also may follow this same pathway to market. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are exempt from many regulatory requirements otherwise applicable to medical devices. In particular, while FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not otherwise subject such products to the FDA’s pre- and post-market controls for medical devices.

A significant change in the laws governing RUO products or how they are enforced may require us to change our ability to consider generating revenue via this path in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its regulations or guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In addition, the FDA’s proposed implementation for a new framework for the regulation of LDTs may negatively impact the LDT market and thereby reduce demand for RUO products.

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

The declining number of COVID patients with respiratory deterioration may impact our ability to meet the primary endpoint in our Symphony IL-6 Expanded Clinical Study. We are currently working with the FDA to expand this endpoint to better reflect the current standard of care and to make the number of study subjects more realistic in light of the decreasing number of COVID positive subjects needed in the study.

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

As a medical device manufacturer, we will need to register with the FDA and various non-U.S. regulatory agencies and will be subject to periodic inspection by the FDA and foreign regulatory agencies, for compliance with certain Good Manufacturing Practices, including design controls, product validation and verification, in process testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA and foreign regulatory agencies. Our product and component suppliers may also be required to meet certain standards applicable to their manufacturing processes.

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

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of any future products and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for any new products would have an adverse effect on our ability to expand our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance that we may have obtained and we may not achieve or sustain profitability.

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from Toray, and any dispute over the license would significantly harm our business.

We are dependent on the intellectual property licensed from Toray. Disputes may arise between us and Toray regarding intellectual property subject to the License Agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and launch our Symphony platform and our other product candidates. If we or Toray fail to adequately protect this intellectual property, our ability to launch our products in the market also could suffer. For so long as we are dependent on the intellectual property covered by the License Agreement for the pursuit of our business, any such disputes relating to the License Agreement or failure to protect the intellectual property could threaten our viability.

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

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of: (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which is the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of our most recent second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

Our common stock began trading on the NASDAQ Global Select Market in November 2021. As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements may result in significant legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404 we are required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC after we become a public company, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with SOX Section 404, we document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we may identify one or more material weaknesses, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors our Board of Directors deems relevant. On June 7, 2021, our Board of Directors declared a stock dividend of 2.15 shares of common stock for every share of common stock. This stock dividend was deemed a large stock dividend and was treated as a 1-for-3.15 stock split.

Holders of Common Stock

As of February 28, 2023, we had 20,459,057 shares of common stock outstanding held by approximately ten stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Equity Compensation Plan Information

See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For additional discussion, see “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” above.

Overview

We are a clinical-stage medical diagnostics company developing rapid, tests using whole blood on our Symphony platform (“Symphony”) to improve patient outcomes in critical care settings. Our Symphony technology platform is an exclusively licensed, patented system that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), can provide a solution to a significant market need in the United States. Clinical trials indicate Symphony produces laboratory-quality results in less than 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $9.3 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. We had negative cash flow from operating activities of approximately $7.8 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of approximately $17.0 million as of December 31, 2022.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Revenue	$249,040	$-
Cost of sales	200,129	-
Gross profit	48,911	-

Operating expenses:
Research and development	4,152,152	1,147,955
General and administrative	4,763,114	1,792,482
Marketing and business development	451,421	289,726
Total operating expenses	9,366,687	3,230,163

Operating loss	(9,317,776)	(3,230,163)

Other income (expense):
Interest expense, net of amortization of premium	-	(367,459)
Impairment of property and equipment	(237,309)	-
State grant revenue	-	75,000
Other income, net	258,137	34,324
Total other income (expense), net	20,828	(258,135)
Net loss	$(9,296,948)	$(3,488,298)

Revenue and Gross Profit

Revenue and gross profit increased approximately $250,000 and $49,000 respectively, for the year ended December 31, 2022, as compared to 2021. We recognized a small, non-recurring sale to a foreign development partner in the second quarter of 2022, which we do not consider an entry to the market or indicative of expected margins. As expected, there were no sales in the remainder of 2022.

Research and Development

Research and development expenses increased approximately $3.0 million, or 262%, for the year ended December 31, 2022, as compared to 2021. This was due primarily to an increase in personnel; costs incurred for clinical trials necessary to support or our de novo FDA submission; and product design, testing, and manufacturing scale-up related to our Symphony device and cartridges.

General and Administrative

General and administrative expenses increased approximately $3.0 million, or 166%, for the year ended December 31, 2022, as compared to 2021. The increase was primarily attributable to administrative costs necessary to operate as a public company, totaling approximately $1.6 million. In addition, employee compensation and benefits increased by $1.3 million due to an increase in personnel.

Marketing and Business Development

Marketing and business development expenses increased approximately $162,000, or 56%, for year ended December 31, 2022, as compared to 2021. The increase was primarily attributable to pre-launch activities, including the attendance of various industry conferences in 2022 introducing our Symphony platform to the market.

Total Other Income (Expense), net

Total other income (expense) increased approximately $279,000, or 108%, for the year ended December 31, 2022 as compared to 2021. The increase primarily related to income earned under the agreement with NanoHybrids, as discussed in Note 11, partially offset by an impairment charge recognized in September 2022 of $210,000 related to certain Allereye research and development equipment.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our IPO, debt financings, private placements, interest income earned on cash and cash equivalents, and grants. At December 31, 2022, we had cash and cash equivalents of approximately $10.1 million. As of February 28, 2023, we had cash and cash equivalents of approximately $7.6 million.

Primary Sources of and Uses of Cash

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Years Ended December 31,
	2022	2021
Cash proceeds provided by (used in):
Operating activities	$(7,741,593)	$(4,366,758)
Investing activities	(1,199,270)	(23,947)
Financing activities	8,075	22,526,122
Net (decrease) increase in cash and cash equivalents	$(8,932,788)	$18,135,417

Net cash used in operating activities

During 2022, we used $7.7 million in cash for operating activities, an increase of $3.4 million from 2021. The increase in net cash used in operating activities was primarily due to increases in personnel costs, product development costs, and expenses incurred for public company operations.

Net cash used in investing activities

During 2022, we used $1.2 million in cash for investing activities, a $1.2 million increase from 2021. The increase in cash used in investing activities was primarily due to the purchase of lab and manufacturing equipment to support the development of the Symphony product line.

Net cash provided by financing activities

During 2022, we generated $8,000 in cash from financing activities, as compared to approximately $22.5 million in 2021. The $22.5 million decrease was primarily due to our IPO in November 2021, which provided net proceeds of $18.9 million. Additionally in 2021, we received $4.5 million from the issuance of convertible debentures, offset by issuance costs of approximately $563,000.

Contractual Obligations

See Note 12 to consolidated financial statements for our lease obligations and Note 13 to the consolidated financial statements for our other non-cancellable contractual obligations.

Liquidity and Going Concern

We had cash and cash equivalents of $10.1 million at December 31, 2022. We continue to develop the Symphony device and its first cartridge for the measurement of IL-6. We remain committed to obtaining FDA clearance and have expanded clinical trials to obtain additional data to support our de novo FDA submission, while also continuing to build our manufacturing operations with our CMOs. Current cash resources and expected operating expenses are considered in determining our liquidity requirement; as well as $1.6 million of current liabilities on our balance sheet at December 31, 2022 and capital commitments of approximately $2 million during 2023 (see Notes 12 and 13). As of the filing of this report, we expect to need additional capital to fund our planned operations for the next twelve months.

We may seek to raise such additional capital through public or private equity offerings, grant financing and support from governmental agencies, convertible debt, collaborations, strategic alliances and distribution arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our research or development programs, our commercialization efforts or our manufacturing commitments and capacity. In addition, if we raise additional funds through collaborations, strategic alliances or distribution arrangements with third parties, we may have to relinquish valuable rights to its technologies or future revenue streams.

If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses, our current capital will not be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

Recent Financings

Convertible Debentures

On June 8, 2021, we entered into an agreement to issue a total of $4.5 million of 7.5% Senior Secured Convertible Debentures (the “Convertible Debentures”) to Sabby Volatility Master Fund, Ltd (“Sabby”), of which $3.0 million of the Convertible Debentures were issued at closing and $1.5 million in principal amount of the Convertible Debentures were issued in August 2021.

Initial Public Offering

We completed our IPO on November 10, 2021, whereby we sold 2,160,000 Units at a price of $10.00, with each Unit consisting of one share of common stock, one warrant to purchase one share of common stock at an exercise price of $7.00 per share (“Class A Warrant”), and one warrant to purchase one share of common stock at an exercise price of $10.00 (“Class B Warrant”) (collectively, a “Unit”). Each warrant contained within the Units is exercisable until the fifth anniversary of the IPO Date, however, holders of Class B Warrants may exercise such warrants on a “cashless” basis after the earlier of: (i) 10 trading days from closing date of the offering, or (ii) the time when $10.0 million of volume is traded in our common stock, if the volume weighted average price of our common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrants (subject to adjustments as described in the warrant agreement). Additionally, the underwriter of the IPO exercised their overallotment option, solely with respect to the Class A Warrants and Class B Warrants, shortly after the IPO Date, which resulted in an additional issuance of 324,000 Class A Warrants and 324,000 Class B Warrants. The gross proceeds from the IPO were approximately $21.6 million and were offset by $2.8 million in offering costs.

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

Stock-Based Compensation

Our stock-based compensation expense for stock awards is estimated at the grant date based on the award’s fair value as determined by the consideration received or as calculated by the Black-Scholes option pricing model, whichever is more readily measurable. The Black-Scholes pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several similar public companies over a period equal to the expected terms of the awards as we do not have a sufficient trading history to use the volatility of our own common stock. To estimate the expected term, we have opted to use the simplified method, which uses of the midpoint of the vesting term and the contractual term. We recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period, however, for stock awards for which vesting is subject to performance – based milestones, the expense is recorded over the implied service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved. If any of the assumptions used in the Black-Scholes pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period

Recently Adopted Accounting Standards

See Note 2 to consolidated financial statements (under the caption “Recently Issued Accounting Standards”).

Recently Issued Accounting Standards

See Note 2 to consolidated financial statements (under the caption “Recently Issued Accounting Standards”).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm are included in this Form 10-K on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our Chief Executive Officer and our Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	719,835	$1.96	1,601,990
Equity compensation plans not approved by security holders (2)	559,599	$4.20	-

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2018 Stock Incentive Plan (the “2018 Plan”) and 2021 Stock Plan (the “2021 Plan”). Both plans permit the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan and 2021 Plan are 629,440 and 1,960,000, respectively. At December 31, 2022 there were 262,269 and 1,339,721 shares of common stock available for grant under the 2018 Plan and 2021 Plan, respectively.

(2)	Consists of warrants issued to placement agents, underwriters and consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Part II, Item 8 on page F-1 of this Form 10-K.

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See the accompanying Index to Exhibits filed as a part of this Form 10-K, which list is incorporated by reference in this Item.

(b) See the accompanying Index to Exhibits filed as a part of this Form 10-K.

(c) Other schedules are not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.2	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41031), filed on November 16, 2021).
4.3	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.5	Form of IPO Underwriters’ Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.6	Description of Securities of Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.
10.1**	2021 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.2	License and Supply Agreement, dated October 6, 2020, by and between Toray Industries, Inc. and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.3**	Employment Agreement, dated July 1, 2021, between Neil Dey and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.4**	Employment Agreement, dated July 1, 2021, between Gordon Kinder and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.5**	Employment Agreement, dated July 1, 2021, between Jason Cook and Bluejay Diagnostics, Inc.* (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.6**	Employment Agreement, dated July 1, 2021, between Kevin Vance and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.7	Securities Purchase Agreement, dated June 7, 2021, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.8	Registration Rights Agreement, dated June 7, 2021, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.9	Amendment to License and Supply Agreement, dated July 21, 2021, by and between Toray Industries, Inc. and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.10**	First Amendment to Employment Agreement, dated January 27, 2023, between Neil Dey and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41031), filed on January 27, 2023).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2023.

Bluejay Diagnostics, Inc.

By:	/s/ Neil Dey
Neil Dey
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Dey	Director and Chief Executive Officer	March 20, 2023
Neil Dey	(Principal Executive Officer)

/s/ Kenneth Fisher	Chief Financial Officer	March 20, 2023
Kenneth Fisher	(Principal Financial and Accounting Officer)

/s/ Douglas C. Wurth	Chairman of the Board of Directors	March 20, 2023
Douglas C. Wurth

/s/ Donald R. Chase	Director	March 20, 2023
Donald R. Chase

/s/ Svetlana Dey	Director	March 20, 2023
Svetlana Dey

/s/ Fred S. Zeidman	Director	March 20, 2023
Fred S. Zeidman

/s/ Gary Gemignani	Director	March 20, 2023
Gary Gemignani

 Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bluejay Diagnostics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bluejay Diagnostics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, and has negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 20, 2023

Bluejay Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,114,990	$19,047,778
Prepaid expenses and other current assets	1,673,480	1,612,708
Total current assets	11,788,470	20,660,486

Property and equipment, net	1,232,070	337,366
Operating lease right-of-use assets	465,514	-
Other non-current assets	35,211	21,019
Total assets	$13,521,265	$21,018,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$635,818	$295,778
Operating lease liability, current	168,706	-
Accrued expenses and other current liabilities	835,730	341,384
Total current liabilities	1,640,254	637,162

Operating lease liability, non-current	323,915	-
Other non-current liabilities	15,823	-
Total liabilities	1,979,992	637,162

Commitments and Contingencies (See Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,215,288 and 20,112,244 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,022	2,011
Additional paid-in capital	28,536,353	28,074,484
Accumulated deficit	(16,997,102)	(7,694,786)
Total stockholders’ equity	11,541,273	20,381,709
Total liabilities and stockholders’ equity	$13,521,265	$21,018,871

See notes to consolidated financial statements.

Bluejay Diagnostics, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021
Revenue	$249,040	$-
Cost of sales	200,129	-
Gross profit	48,911	-

Operating expenses:
Research and development	4,152,152	1,147,955
General and administrative	4,763,114	1,792,482
Marketing and business development	451,421	289,726
Total operating expenses	9,366,687	3,230,163

Operating loss	(9,317,776)	(3,230,163)

Other income (expense):
Interest expense, net of amortization of premium	-	(367,459)
Impairment of property and equipment	(237,309)	-
State grant income	-	75,000
Other income, net	258,137	34,324
Total other income (expense), net	20,828	(258,135)
Net loss	$(9,296,948)	$(3,488,298)

Net loss per share - Basic and diluted	$(0.46)	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	20,163,915	8,522,422

See notes to consolidated financial statements.

 Bluejay Diagnostics, Inc.

Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable, Convertible Preferred Stock								Stockholders’ Equity (Deficit)
											Additional		Total Stockholder’s
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	10,600	$1,077,303	5,187	$1,800,347	636	$1,000,465			3,147,200	$315	$-	$(4,206,488)	$(4,206,173)
Exercise of common stock warrants	-	-	-	-	-	-	-	-	4,715,836	471	140,990	-	141,461
Accretion of redeemable, convertible preferred stock to redemption value	-	73,912	-	33,994		19,961	-	-	-	-	(127,866)	-	(127,866)
Conversion of convertible debentures into Series D preferred stock	-	-	-	-	-	-	4,500	4,036,535	-		-	-	-
Conversion of redeemable, convertible preferred stock into common stock	(10,600)	(1,151,215)	(5,187)	(1,834,341)	(636)	(1,020,426)	(4,500)	(4,036,535)	7,084,323	708	8,041,809	-	8,042,517
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-	180,339	-	180,339
Fair value of warrants issued to placement agent in relation to the Convertible debentures	-	-		-	-	-	-	-	-	-	166,816		166,816
Conversion of Amended 2017 Convertible Notes into common stock	-	-	-	-	-	-	-	-	580,000	58	579,942	-	580,000
Reclassification of Series B Warrants	-	-	-	-	-	-	-	-	-	-	145,953	-	145,953
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	68,458	-	68,458
Issuance of common stock from exercise of stock options	-	-	-	-	-	-	-	-	56,385	6	22,617	-	22,623
Issuance of common stock in initial public offering, net of offering costs of $2,750,601	-	-	-	-	-	-	-	-	2,160,000	216	18,855,663	-	18,855,879
Issuance of common stock from exercise of warrants	-	-	-	-	-	-	-	-	2,368,500	237	(237)	-	-

Net loss	-	-	-	-	-	-		-	-		-	(3,488,298)	(3,488,298)
Balance at December 31, 2021	-	$-	-	$-	-	$-		-	20,112,244	$2,011	$28,074,484	$(7,694,786)	$20,381,709

Impact of adoption of ASC 842	-	-	-	-	-	-	-	-	-	-	-	(5,368)	(5,368)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	433,004	-	433,004
Exercise of stock options	-	-	-	-	-	-	-	-	62,944	7	28,869	-	28,876
Exercise of common stock Series B Warrants	-	-	-	-	-	-	-	-	40,100	4	(4)	-	-
Net loss	-	-	-	-	-	-		-	-		-	(9,296,948)	(9,296,948)
Balance at December 31, 2022	-	$-	-	$-	-	$-		-	20,215,288	$2,022	$28,536,353	$(16,997,102)	$11,541,273

 See notes to consolidated financial statements.

Bluejay Diagnostics, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,296,948)	$(3,488,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	156,598	145,719
Stock-based compensation expense	433,004	68,458
Amortization of right-of-use assets	149,770	-
Impairment of property and equipment	237,309	-
Loss on disposal of property and equipment	137	-
Issuance of warrants for service	-	180,339
Gain on forgiveness of note payable, Paycheck Protection Program	-	(5,000)
Non-cash interest expense	-	227,007
Gain on revaluation of derivative warrant liability	-	(9,676)
Changes in operating assets and liabilities:
Inventory	-	84,762
Prepaid expenses and other current assets	(40,772)	(1,551,637)
Non-current assets	(14,192)	(21,019)
Accounts payable	298,881	(79,150)
Due to related party	(2,000)	(123,102)
Accrued expenses	336,620	204,839
Net cash used in operating activities	(7,741,593)	(4,366,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,199,270)	(23,947)
Net cash used in investing activities	(1,199,270)	(23,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal on notes payable	-	(289,617)
Payments of convertible debenture issuance costs	-	(562,842)
Proceeds from initial public offering, net of offering costs	-	18,855,879
Proceeds from issuance of convertible debentures	-	4,500,000
Payments on note payable, Paycheck Protection Program	-	(9,000)
Proceeds from exercise of common stock warrants	-	9,079
Payments of deferred offering costs	(20,000)	-
Payment of finance lease	(801)	-
Proceeds from exercise of stock options	28,876	22,623
Net cash provided by financing activities	8,075	22,526,122

(Decrease) increase in cash and cash equivalents	(8,932,788)	18,135,417

Cash and cash equivalents, beginning of year	19,047,778	912,361
Cash and cash equivalents, end of year	$10,114,990	$19,047,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Interest paid	$364	$150,228
Accretion of Series A redeemable, convertible preferred stock dividend	$-	$17,667
Accretion of Series A redeemable, convertible preferred stock issuance costs and fair value adjustment	$-	$56,245
Accretion of Series B redeemable, convertible preferred stock dividend	$-	$31,258
Accretion of Series B redeemable, convertible preferred stock issuance costs	$-	$2,736
Accretion of Series C redeemable, convertible preferred stock dividend	$-	$16,727
Accretion of Series C redeemable, convertible preferred stock issuance costs	$-	$3,234
Exercise of warrants through debt principal conversion	$-	$132,383
Conversion of convertible debentures into preferred stock	$-	$4,500,000
Conversion of preferred stock into common stock	$-	$8,505,982
Conversion of amended 2017 convertible notes	$-	$580,000
Reclassification of derivative warrant liability into additional paid-in capital	$-	$145,953
Fair value of warrants issued to placement agent in relation to the Convertible debentures	$-	$166,816
Fair value of warrants for common stock issued for services	$-	$180,339
Fair value of warrants issued to underwriters	$-	$2,939,327
Liabilities incurred for the purchase of property and equipment	$41,159	$-

See notes to consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company developing rapid tests using whole blood on our Symphony technology platform (“Symphony”) to improve patient outcomes in critical care settings. The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (the “FDA”), can provide a solution to a significant market need in the United States. Clinical trials indicate the Symphony device produces laboratory-quality results in less than 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

Bluejay’s first product, the Symphony IL-6 test, is for the monitoring of disease progression in critical care settings. IL-6 is a clinically established inflammatory biomarker, considered a ‘first-responder,’ for assessment of severity of infection and inflammation across many disease indications, including sepsis. A current challenge of healthcare professionals is the excessive time and cost associated determining a patient’s level of severity at triage and the Symphony IL-6 test has the ability to consistently monitor this critical care biomarker with rapid results.

In the future Bluejay plans to develop additional tests for Symphony including two cardiac biomarkers (hsTNT and NT pro-BNP) as well as other tests using the Symphony platform. The Company does not yet have regulatory clearance for its Symphony products, and its Symphony products will need to receive regulatory authorization from the FDA in order to be marketed as a diagnostic product in the United States.

Bluejay’s operations to date have been funded primarily through the proceeds of the Company’s initial public offering (the “IPO”) in November 2021 (the “IPO Date”).

On June 4, 2021, the Company formed Bluejay Spinco, LLC, a wholly-owned subsidiary of the Company, for purposes of further development of the Company’s ALLEREYE diagnostic test. ALLEREYE is a point-of-care device offering healthcare providers a solution for diagnosing Allergic Conjunctivitis.

Initial Public Offering

The Company completed its initial public offering (the “IPO”) in November 2021 (“IPO Date”), whereby it sold 2,160,000 Units at a price of $10.00, with each Unit consisting of one share of the Company’s common stock, one warrant to purchase one share of common stock at an exercise price of $7.00 per share (“Class A Warrant”), and one warrant to purchase one share of common stock at an exercise price of $10.00 (“Class B Warrant”) (collectively, a “Unit”). Each warrant contained within the Units is exercisable until the fifth anniversary of the IPO Date, however, holders of Class B Warrants may exercise such warrants on a “cashless” basis after the earlier of (i) 10 trading days from closing date of the offering or (ii) the time when $10.0 million of volume is traded in the Company’s common stock, if the volume weighted average price of the Company’s common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrant (subject to adjustment as described in the warrant agreement). Additionally, the underwriter of the IPO exercised their overallotment option, solely with respect to the Class A Warrants and Class B Warrants, shortly after the IPO Date which resulted in an additional issuance of 324,000 Class A Warrants and 324,000 Class B Warrants. The gross proceeds from the IPO were approximately $21.6 million and were offset by $2.8 million in offering costs.

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

Going Concern

The Consolidated Financial Statements for the years ended December 31, 2022 and 2021 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. However, the Company has incurred net losses since its inception, and has negative cash flows from operations and will need additional funding to complete planned development efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had cash and cash equivalents of $10.1 million at December 31, 2022. It continues to develop the Symphony device and its first test for the measurement of IL-6. It remains committed to obtaining FDA clearance and has expanded clinical trials to obtain additional data to support its de novo FDA submission, while also continuing to build its manufacturing operations with its CMOs. Current cash resources and expected operating expenses are considered in determining its liquidity requirement; as well as $1.6 million of current liabilities on its balance sheet at December 31, 2022 and capital commitments of approximately $2 million during 2023 (see Notes 12 and 13). Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the fourth quarter of 2023. The Company will need additional capital to fund its planned operations for the next 12 months.

The Company may seek to raise such additional capital through public or private equity offerings, grant financing and support from governmental agencies, convertible debt, collaborations, strategic alliances and distribution arrangements. Additional funds may not be available when it needs them on terms that are acceptable to them, or at all. If adequate funds are not available, it may be required to delay or reduce the scope of its research or development programs, its commercialization efforts or its manufacturing commitments and capacity. In addition, if it raises additional funds through collaborations, strategic alliances or distribution arrangements with third parties, it may have to relinquish valuable rights to its technologies or future revenue streams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Financial Statement Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified to conform to the presentation in the current year consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of highly liquid money market are carried at fair market value which approximates cost.

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

Leases

Effective January 1, 2022, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”). The Company has adopted ASC 842 using the optional transition method and, as a result, there have been no reclassification of prior comparable periods due to this adoption.

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

Research and Development Expenses

Costs incurred in the research and development of new products are expensed as incurred. Research and development costs include, but are not limited to, salaries, benefits, stock-based compensation, laboratory supplies, fees for professional service providers and costs associated with product development efforts, including preclinical studies and clinical trials. As of December 31, 2022 and 2021, respectively, the Company had $371,000 and $0 capitalized in property and equipment related to pre-production molds and tooling related to the Symphony device.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of its common stock, and as such, volatility is estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method for grants to employees and is based on the contractual term for non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends.

The Company recognizes forfeitures related to employee share-based payments when they occur. Forfeited share-based awards are recorded as a reduction to stock compensation expense.

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business.

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of December 31, 2022. Any interest or penalties are charged to expense. During the years ended December 31, 2022 and 2021, the Company had no significant interest and penalties. Tax years subsequent to December 31, 2018 are subject to examination by federal and state authorities.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31
	2022	2021
Options to purchase common stock	719,835	503,433
Warrants for common stock	811,882	811,882
Class A Warrants for common stock	2,484,000	2,484,000
Class B Warrants for common stock	75,400	115,500

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The Company adopted the provisions of ASU 2016-02 on January 1, 2022 and elected to implement the transition package of practical expedients permitted within the new standard, which included (i) not reassessing whether expired or existing contract contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases. Adoption of the new standard resulted in the recording of initial right-of-use assets and lease liabilities of approximately $200,000 as of January 1, 2022. The new standard did not materially impact the Company’s consolidated statements of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The adoption date of this ASU did not have a material impact on the Company’s financial position and results of operations.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 805”), an amendment of the ASC. The amendments to ASU 805 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Under GAAP, an acquirer generally recognizes assets and liabilities assumed in a business combination, including contract assets and liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the effect that this standard may have on its financial position and related disclosures.

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

On October 6, 2020, the Company entered into a License and Supply Agreement (“License Agreement”) with Toray Industries, Inc. (“Toray”). Under the License Agreement, the Company received the exclusive license (outside of Japan) to make and distribute protein detection cartridges that have a function of automatic stepwise feeding of reagent (the “Cartridges”). In exchange for the license, the Company committed to make two payments of $120,000 each, both of which were made in 2021. In addition, following the first sale of the Cartridges after regulatory approval, the Company will make royalty payments to Toray equal to 15% of the net sales of the Cartridges for the period that any underlying patents exist or five years after the first sale. Following the first sale after obtaining regulatory approval, the Company will make minimum annual royalty payments of $60,000 for the first year and $100,000 for each year thereafter, which shall be creditable against any royalties owed to Toray in such calendar year. There were no sales of or revenues from the Cartridges during the 12-month periods ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, there were no amounts accrued related to the License Agreement.

4. NOTES PAYABLE

2017 Notes Payable

In 2017, the Company entered into multiple Unit Purchase Agreements (the “Financing”) whereby the Company issued 106 Units. Each Unit consisted of 100 shares of Series A redeemable, convertible preferred stock (“Series A”) at a purchase price of $100 per share and $10,000 in notes payable (the “Notes”). The Company defaulted on certain Notes issued in 2017 with aggregate principal amount of $1,060,000 in January 2021. On February 17, 2021, the Company repaid in cash $268,000 in principal and $2,010 in accrued interest on the Notes. On May 26, 2021, the remaining Notes of $580,000 were amended and restated (the “Amended Notes”). The Amended Notes accrue no interest and were due in May 2023. On June 8, 2021, the Amended Notes were automatically convertible into 580,000 shares of common stock at the conversion rate of $1.00 per share upon the issuance by the Company of securities to Sabby Volatility Warrant Master Fund, Ltd (“Sabby”) (the “Sabby Agreement”). The amendment and subsequent conversion of the Notes was accounted for as the debt settlement in equity under ASC 470-60 Troubled Debt Restructurings by Debtors. The Company recognized a gain on extinguishment of $6,360, equal to the difference between the carrying amount of the Amended Notes at the conversion date, totaling $586,360, and the fair value of the common stock shares issued to the noteholders of $580,000. This gain on extinguishment is included in other income on the consolidated statement of operations for the year ended December 31, 2021. For the year ended December 31, 2021 the interest expense on the Notes was $6,360.

The allocation of the gross proceeds from the Financing resulted in recording a premium on the Notes of $583,349. The premium is amortized over the term of the Notes. As a result of the event of default in January 2021 and the Notes becoming due on demand, the Company accelerated the amortization of the premium and discount and amortized the remaining balances during the three-month period ended March 31, 2021. The Company recognized the amortization of the premium of $145,837 as a reduction to non-cash interest expense during the year ended December 31, 2021. The premium amortization was included within interest income (expense) on the consolidated statements of operations.

In connection with the Financing, the Company paid $183,194 in issuance costs of which $91,597 was recorded as a discount on the Notes and is being amortized over the term of the Notes. The remaining $91,597 was netted with the proceeds allocated to Series A (see Note 7). The Company recognized the amortization of the discount of $22,899 as non-cash interest expense during the year ended December 31, 2021. The discount amortization was included in the interest income (expense) on the consolidated statements of operations.

2020 Subordinated Notes

On October 22, 2020, the Company issued $154,000 in subordinated promissory notes (“Subordinated Notes”) to the Company’s stockholders, including $30,000 to Lana Management and Business Research International, LLC (“LMBRI”). The Subordinated Notes accrued interest at 8% payable at each quarter end and had a maturity date of March 31, 2021. The Company defaulted on the Subordinated Notes on March 31, 2021, and the Subordinated Notes started to accrue 15% penalty interest starting on the date of default. For the year ended December 31, 2021 interest expense on the Subordinated Notes was $7,443. In conjunction with the issuance of the Subordinated Notes, the Company issued to each noteholder warrants to purchase shares of the Company’s common stock (“Subordinated Note Warrants”) totaling 4,846,688 Common Stock Warrants, of which 944,160 were issued to LMBRI. The allocation of the proceeds to the Subordinated Note Warrants resulted in a discount to the Subordinated Notes of $148,892. The Company amortized this discount through non-cash interest expense using the effective interest method, of which $83,752 was amortized during the year ended December 31, 2021, and included in the interest income (expense) in the consolidated statement of operations.

On June 7, 2021, the holders of $132,383 in principal of the Subordinated Notes elected to exercise their warrants into 4,166,357 shares of common stock, with the principal from the Subordinated Notes applied to the exercise price of the warrants. The remaining $21,617 principal amount of the Subordinated Notes was repaid in cash in 2021.

5. CONVERTIBLE DEBENTURES

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

On June 8, 2021, the Company issued a total of $3,000,000 of 7.5% Senior Secured Convertible Debentures (the “Convertible Debentures”) to Sabby. On August 4, 2021, the Company issued an additional $1,500,000 of Convertible Debentures upon the filing of a registration statement in connection to the IPO, which was filed on July 22, 2021. The Convertible Debentures’ principal amount was convertible, at the holder’s option, into the Company’s Series D Convertible Preferred Stock (Series D) at $1,000 conversion price per share. The Convertible Debenture was automatically converted into Series D upon the effectiveness of an IPO. For the year ended December 31, 2021, interest expense on the Convertible Debentures was $124,829.

In connection with the IPO, all of the Company’s outstanding Convertible Debentures automatically converted into 4,500 shares of Series D Preferred Stock on the IPO Date. Subsequently, the holder of the 4,500 outstanding shares of Series D Preferred Stock exercised their option to convert their shares into 4,500,000 shares of common stock.

The Company incurred $729,658 in issuance costs consisting of cash payments and 225,000 warrants (the “Dawson Warrants”) issued to the placement agent for compensation for their services in relation to the issuance of the Convertible Debentures. The Dawson Warrants are exercisable after May 10, 2022 at the exercise price of $1.25 per share of common stock and have a 5-year term. The Dawson Warrants were accounted for as equity under ASC 815 – Derivatives and Hedging, and the grant date fair value was estimated to be $166,816 using Black-Scholes option pricing model and is included in issuance costs related to the Convertible Debentures.

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

6. WARRANTS

The following table summarizes information with regard to warrants outstanding at December 31, 2022:

	Shares	Exercisable for	Weighted Average Exercise Price		Weighted Average Remaining Life (in Years)
Common Stock Warrants	811,882	Common Stock	$3.24		3.1
Class A Warrants	2,484,000	Common Stock	$7.00		3.8
Class B Warrants	75,400	Common Stock	$10.00	[1]	3.8

[1]	Class B Warrants may also exercise such warrants on a “cashless” basis. See Class A Warrants and Class B Warrants subsection below.

No warrants were issued during the year ended December 31, 2022. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the warrants granted during the year ended December 31, 2021:

Risk-free interest rate	0.37% - 0.73%
Dividend rate	0%
Volatility	106.00% - 142.46%
Expected life (in years)	5

Common Stock Warrants

In March 2021, the Company granted a financial advisor warrants to purchase 226,599 shares of the Company’s common stock (the “Advisor Warrants”) as consideration for services in connection with the IPO. The warrants are exercisable at any time from the issuance date at the exercise price of $3.177 per share of common stock, subject to adjustment based on the amounts raised in the IPO, and have a 5-year term. These warrants were accounted for as equity and the grant date fair value was estimated to be $180,339 and were netted against the IPO proceeds. The terms of the advisory services agreement also provide for an incentive bonus of $200,000 payable upon closing of the IPO if such a closing occurs on or before January 31, 2022. This amount was netted against the IPO proceeds. As of December 31, 2022 and 2021, all of the Advisor Warrants remained outstanding.

In August 2021, the Company granted the Dawson Warrants to its placement agent for compensation for their services in relation to the issuance of the Convertible Debentures (see Note 5). As of December 31, 2022 and 2021, all of the Dawson Warrants remained outstanding.

In November 2021, the Company granted 108,000 warrants (the “Underwriter Warrants”) with an exercise price of $12.50, and a fair value of approximately $356,000, to the underwriter of the IPO which is in addition to the cash fees paid for underwriting the Company’s IPO. As of December 31, 2022 and 2021, all of the Underwriter Warrants remained outstanding.

In October 2020, in conjunction with the issuance of the Subordinated Notes, the Company granted 4,846,688 warrants (the “Subordinated Note Warrants”) to the noteholders, of which 944,160 were issued to LMBRI (see Note 4). In November 2021, the terms of some of the Subordinated Note Warrants were amended to provide for cashless exercise. During 2021, 4,718,251 of the Subordinated Note Warrants were exercised. As of December 31, 2022 and 2021, 128,438 of the Subordinated Note Warrants were outstanding.

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

Class A Warrants entitle the holder to purchase one share of common stock at an exercise price of $7.00 per share. As of December 31, 2022 and 2021 all Class A Warrants were outstanding.

Class B Warrants entitle the holder to purchase one share of common stock at an exercise price of $10.00 per share. Holders of Class B Warrants may also exercise such warrants on a “cashless” basis after the earlier of (i) 10 trading days from closing date of the offering or (ii) the time when $10.0 million of volume is traded in the Company’s common stock, if the volume weighted average price of the Company’s common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrant (subject to adjustment as described in the warrant agreement). During 2022 and 2021, respectively, 40,100 and 2,368,500 Class B Warrants were exercised, all on a cashless basis. As of December 31, 2022 and 2021, respectively, 75,400 and 115,500 Class B Warrants were outstanding.

Warrants for Series B Redeemable, Convertible Preferred Stock

The 643 Series B Warrants (defined below) issued in conjunction with the Series B redeemable, convertible preferred stock (see Note 7) were accounted for as a derivative liability under ASC 480 – Distinguishing Liabilities from Equity. On June 1, 2021, the Series B Warrants were amended (“Amended Series B Warrants”) to become exercisable into 115,190 shares of common stock at an exercise price of $2.30 per share and are now reflected as common stock warrants in the table of outstanding warrants above. The Amended Series B Warrants were accounted for as equity and reclassified from liabilities into additional paid-in capital at the fair value determined as of the amendment date of $145,953.

The fair value of the outstanding the Amended Series B Warrants at June 1, 2021 was based on the assumptions as follows:

June 1,
2021
Risk-free interest rate	0.31% - 0.56%
Dividend rate	0%
Volatility	88.60%
Expected life (in years)	2.81– 4.22

7. PREFERRED STOCK

In 2017 in connection with the Financing (see Note 4), the Company issued 10,600 shares of Series A. The allocation of proceeds from the Financing was based on the relative fair values of the Notes and Series A resulting in the Series A being recorded at $476,651, net of $91,597 of issuance costs. Series A were being accreted to the redemption value through December 31, 2021, the redemption date. Accretion of Series A to redemption value, including the accretion of dividends and issuance costs, was $73,912 for year ended December 31, 2021.

In 2019, the Company entered into Subscription Agreements, as amended, for the issuance of 4,455 shares of Series B plus the committed future issuance of 415 of additional shares (the “Series B Financing”). The Series B Financing also resulted in the issuance of a total of 848 warrants (the “Series B Warrants”). Series B were subject to accretion to the redemption value through the redemption date. Accretion of Series B to redemption value, including the accretion of dividends and issuance costs, was $33,993 for the year ended December 31, 2021.

On November 19, 2020, the Company entered into a Subscription Agreement for the issuance of Series C redeemable, convertible preferred stock (the “Series C Financing”) with Toray. In connection with the Series C Financing, the Company issued 636 shares of Series C at a purchase price of $1,578.50 per share. Proceeds from the Series C Financing, net of issuance costs, were $994,832. Series C were being accreted to the redemption value through December 31, 2021, the redemption date. Accretion of Series C to redemption value, including the accretion of dividends and issuance costs, was $19,961 for the year December 31, 2021.

On June 1, 2021, in connection with the Sabby Agreement (see Note 5), Series A were converted into 1,668,016 shares of common stock, Series B were converted into 816,226 shares of common stock, and Series C were converted into 100,081 shares of common stock. The conversion was affected through the joint consent of the Company’s Board of Directors and stockholders and was subject to and in accordance with the terms of the Certificates of Designation. As a result of the conversion, the temporary equity balances at the conversion date were reclassified into the stockholders’ equity.

On June 7, 2021, the Company filed a certificate of designation of preferences, rights, and limitations with the state of Delaware for up to 4,500 shares of Series D convertible preferred stock (“Series D”). In connection with the IPO, all of the outstanding Convertible Debentures automatically converted into 4,500 shares of Series D on the IPO Date. In November 2021, all Series D was converted into 4,500,000 shares of common stock. There were no Series D outstanding as of December 31, 2022.

8. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Company’s Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan is 629,440. At December 31, 2022 there were 262,269 shares of common stock available for grant under the 2018 Plan.

On July 6, 2021, the Company’s Board of Directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 1,960,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At December 31, 2022 there were 1,339,721 shares of common stock available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for years ended December 31, 2022:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	-	$-
Granted	105,000	1.29
Vested	-	-
Forfeited	(45,000)	1.29
Outstanding at December, 2022	60,000	$1.29

The following is a summary of stock option activity for the year ended December 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	589,786	$1.86	8.3	$605,187
Granted	236,279	1.80
Exercised	(62,944)	0.46		21,354
Cancelled and forfeited	(43,286)	1.86
Outstanding at December 31, 2022	719,835	$1.96	6.5	$20,578
Exercisable at December 31, 2022	495,101	$1.97	7.6	$20,578

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.42 per share and $1.16 per share, respectively. The Company calculated the grant-date fair value of stock option awards granted during the years ended December 31, 2022 and 2021 using the Black-Scholes model with the following assumptions:

	2022	2021
Risk-free interest rate	1.58% – 4.35%	0.78% – 1.27%
Expected dividend yield	0.00%	0.00%
Volatility factor	102.03% – 107.36%	106.00% – 114.76%
Expected life of option (in years)	5.40 – 6.00	5.00 – 6.00

Stock-Based Compensation Expense

For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense as follows:

	Year ended December 31,
	2022	2021
Research and development	$64,352	$29,543
General and administrative	367,702	17,315
Marketing and business development	950	21,600
Total stock-based compensation	$433,004	$68,458

At December 31, 2022, there was approximately $111,357 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2022, there was approximately $50,859 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 2.1 years.

9. RELATED PARTY TRANSACTIONS

Lana Management and Business Research International, LLC

Lana Management and Business Research International, LLC (“LMBRI”) has board members in common with the Company. The Company and LMBRI entered into an Expense Sharing Agreement, whereby the Company will reimburse LMBRI monthly for certain shared expenses including insurance, rent, salaries, telephone, and other miscellaneous expenses. The Company was billed $4,000 monthly for these expenses through December 31, 2021. On January 1, 2022, the Company moved into its own leased facility and no longer shared expenses with LMBRI Such amounts are included in general and administrative expenses on the accompanying consolidated statements of operations. The Company also issued Subordinated Notes and Warrants to LMBRI in October 2020 as described in Note 4.

The table below summarizes the amounts incurred, paid, and balances due to LMBRI as of and for year’s ended December 31, 2022 and 2021.

	2022	2021
Expenses from LMBRI	$-	$48,000
Expense Sharing Agreement payments to LMBRI	$-	$171,102
Amounts payable to LMBRI	$2,000	$2,000
Interest Incurred and Payments on Subordinated Notes to LMBRI (Note 4)	$-	$3,303

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. NanoHybrids is wholly owned by the Company’s Chief Technology Officer. The table below summarizes the amounts earned and due from NanoHybrids for the years ended December 31, 2022 and 2021 and balances due as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Income from NanoHybrids included in Other Income	$163,256	$-
Cash receipts from NanoHybrids	$143,525	$-

	As of December 31,
	2022	2021
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$19,731	$-

Toray Industries, Inc.

In June 2022, the Company sold five Symphony analyzers to the Company’s business partner, Toray, for $249,040, all of which was paid in June 2022. Future sales to Toray are not currently anticipated.

10. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2021
Prepaid insurance	$751,979	$1,127,062
Prepaid clinical trial expenses	-	160,467
Vendor prepayments	681,218	160,000
Prepaid other	240,283	165,179
Total prepaid expenses and other current assets	$1,673,480	$1,612,708

Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued personnel costs	$533,577	$157,938
Accrued other	302,153	181,446
Total accrued expenses and other current liabilities	$835,730	$339,384

11. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022 and 2021:

		December 31,
	Depreciable lives	2022	2021
Construction in process		$375,466	$15,078
Furniture, fixtures, and equipment	3-5 years	136,942	24,915
Software	3 years	4,457	4,619
Lab equipment	3-5 years	1,268,380	741,591
Leasehold improvements	Life of lease	43,231	-
		1,828,476	786,203
Less: accumulated depreciation		(596,406)	(448,837)
Property and equipment, net		$1,232,070	$337,366

12. LEASES

The Company primarily enters into lease arrangements for office and laboratory space. A summary of supplemental lease information is as follows:

Year ended December 31, 2022
Weighted average remaining lease term – operating leases (in years)	3.7
Weighted average remaining lease term – finance leases (in years)	5.1
Weighted average discount rate	7.0%
Operating cash flows from operating leases	$149,770

A summary of the Company’s lease assets and liabilities are as follows:

December 31, 2022
Operating lease right-of-use asset	$465,514
Finance lease asset included in property & equipment, net	21,067
Total lease assets	486,581
Current portion of operating lease liability	168,706
Current portion of finance lease liability included in accrued expenses	4,807
Non-current operating lease liabilities	323,915
Non-current finance lease liabilities included in other non-current liabilities	15,823
Total lease liabilities	$513,251

A summary of the Company’s estimated operating lease payments are as follows:

Year
2023	$168,706
2024	162,991
2025	100,000
2026	100,000
2027	25,000
Thereafter	-
Total future lease payments	556,697
Less: Imputed interest	64,076
Present value of lease liability	$492,621

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In October 2022, the Company entered into a non-cancelable purchase commitment with an international materials vendor for items needed for both development of the Symphony product line and also to resell to its customers. This agreement commits the Company to purchase approximately $800,000 in goods, of which 50% was prepaid in 2022. No goods have been received under this arrangement as of December 31, 2022.

The Company had multiple open purchase commitments with its primary contract manufacturing organization in Japan related to the buildout of a manufacturing line for the IL-6 cartridges for the Symphony device. As of December 31, 2022, the total open non-cancellable commitments for the manufacturing line buildout totaled approximately $375,000.

As of December 31, 2022, the Company has entered into other non-cancelable purchase commitments primarily for R&D supplies and key advisory services. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $700,000.

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of Cartridges, the Company will also make royalty payments to Toray equal to 15% of the net sales of the Cartridges for the period that any underlying patents exist or for 5 years after the first sale. Following the first sale, the Company will pay a one-time minimum royalty of $60,000, which shall be creditable against any royalties owed to Toray in such calendar year. The Company will pay a minimum royalty of $100,000 in each year thereafter, which are creditable against any royalties owed to Toray in such calendar year. There were no sales of or revenues from the Cartridges through December 31, 2022.

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

14. INCOME TAX

No provision for federal income taxes has been recorded for the years ended December 31, 2022 and 2021 due to net losses and the valuation allowance established.

Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$3,043,585	$1,791,043
Tax credits	190,489	3,659
Intangible assets	66,716	68,564
Capitalized R&D expenses	1,018,165	-
Fixed assets	37,580	-
Other	272,106	97,945
Total deferred tax assets	4,628,641	1,961,211
Valuation allowance	(4,628,641)	(1,934,351)
Net deferred tax assets	$-	$26,860
Deferred tax liabilities:
Fixed assets	-	(26,860)
Net deferred tax assets	$-	$(26,860)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit and tax credits	6.86%	5.41%
Change in valuation allowance	(29.06)%	(25.88)%
Permanent differences	1.20%	(0.53)%
Effective tax rate	0.00%	0.00%

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

The Company continues to maintain a full valuation allowance against its net deferred tax assets. During the years ended December 31, 2022 and 2021, management assessed the positive and negative evidence in its operations and concluded that it is more likely than not that its deferred tax assets as of December 31, 2022 and 2021 will not be realized given the Company’s history of operating losses. The valuation allowance against deferred tax assets increased by approximately $2.7 million and $900,000 and during 2022 and 2021, respectively, related mainly to a full valuation allowance recorded against capitalized research expenditures, additional net operating losses and tax credits generated in the year.

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $11.2 million. The Company’s federal net operating losses incurred prior to 2018 totaling $713,000 expire through 2037, while its federal net operating losses incurred in 2018 to 2022 totaling $10.5 million can be carried forward indefinitely.

As of December 31, 2022, the Company had post-apportioned state net operating losses of $10.9 million that can generally be carried forward 20 years and will expire at various dates through 2042. As of December 31, 2021, the Company had post-apportioned Massachusetts net operating losses of $6.3 million that can generally be carried forward 20 years and will expire at various dates through 2041.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research or experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S. based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over 15 years; both using a midyear convention. The Company has implemented this standard on January 1, 2022, noting that the impact on the Company’s consolidated financial statements was immaterial.