Form 10-K/A
period 2022-12-31
Bluejay Diagnostics, Inc.
filed 2023-05-01
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Name:	Auditor Location:	Auditor Firm ID:
Wolf & Company, P.C.	Boston, Massachusetts	392

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends Bluejay Diagnostics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on March 20, 2023 (the “Original Form 10-K”). The sole purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days of the fiscal year end, which involves the election of directors. The Company’s definitive proxy statement will not be filed before May 1, 2023 (i.e., within 120 days after end of the Company’s 2022 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of May 1, 2023. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position
Neil (Indranil) Dey	59	President, Chief Executive Officer and Director
Kenneth Fisher	44	Chief Financial Officer
Dr. Jason Cook	41	Chief Technology Officer
Douglas C. Wurth	58	Director
Svetlana Dey	51	Director
Donald R. Chase	76	Director
Fred S. Zeidman	76	Director
Gary Gemignani	57	Director

Neil Dey, President, Chief Executive Officer and Director

Mr. Dey co-founded Bluejay Diagnostics in 2015. In 2008, Mr. Dey co-founded Lana Management and Business Research International, LLC (“LMBRI”), and served as Chief Operating Officer of LMBRI from 2008 through 2015. LMBRI is a management consulting company focused on product launch and marketing in the medical field in the U.S., Japan and EU. During his tenure with LMBRI, he spent approximately eight years consulting with Toray Industries, Hitachi Chemicals (now Showa Denko Materials Co. Ltd.), Fujifilm (Fuji Chemicals), Merck & Co., SRI International, among others. From 2005 to 2007, Mr. Dey served as Vice President of Business Development and Market for Definines, AG. From 2001 to 2005, Mr. Dey served as Head of Business Development, Western U.S. for IMPATH, Inc., where he was responsible for three business units and the introduction of Her2neu diagnostics for breast cancer treatment with Herceptin. Earlier positions include Chief Business Officer for Genmethrax, Inc.; Manager, Technology Licensing, Thomas Jefferson Medical University; and Manager, Technology Licensing, Ciba Geigy (Novartis). Mr. Dey earned both Bachelor of Science and Master of Science degrees in Biochemistry from Visva-Bharati University in India and a Ph.D. in Lipid Membrane Biochemistry from Biological Research Center in Hungary. He also earned a Master’s in Business Administration (Fulbright Scholarship) from the University of Cambridge. We believe Mr. Dey’s history with our company, coupled with his extensive business development experience in the medical device industry, provide him with the qualifications to serve as a director.

Kenneth Fisher, Chief Financial Officer

Mr. Fisher joined us in March 2022. Mr. Fisher is an accomplished financial professional and Certified Public Accountant. From July 2010 to November 2021, he was Executive Vice President, Chief Financial Officer and Treasurer of Meridian Bancorp, Inc. and its subsidiary, East Boston Savings Bank (merged with Rockland Trust in November 2021). Prior to that, he served as Vice President and Treasurer at Beverly National Bank and as a senior auditor at Parent, McLaughlin & Nangle, CPAs (now Marcum LLP). He received his Bachelor’s Degree in Business Administration from the Isenberg School of Management at the University of Massachusetts at Amherst and is a graduate of the New England School for Financial Studies.

Dr. Jason Cook, Chief Technology Officer

Dr. Cook joined us in 2021. From 2014 to 2021, Dr. Cook served as the Chief Executive Officer of NanoHybrids, Inc., a nanotechnology company specializing in the development and manufacture of theranostic nanoparticle platform technologies. He was also a Director and served as Chairman of its Board from 2020 to 2021, and from 2014 to 2017, he served as Senior Scientist developing many of the core technologies of the company. Dr. Cook earned a Ph.D. in Biomedical Engineering from University of Texas at Austin, focusing on medical diagnostic system design and development. His postdoctoral work focused on the improvement of bioconjugation strategies of nanoparticles for molecular targeting. Dr. Cook also serves as an ad-hoc reviewer for numerous panels at the National Institute of Health and peer reviewed scientific journals.

Douglas C. Wurth, Chairman of the Board

Mr. Wurth has served as Chairman of the Board of Bluejay Diagnostics since 2017. Since 2016, Mr. Wurth has been a private investor. Mr. Wurth has served as Chief Executive Officer and a Director of Good Works II Acquisition Corp. since February 2021, and Co- Chairman of Good Works Acquisition Corp. since October 2020. Mr. Wurth led major businesses within J.P. Morgan Asset Management during his nearly 20 years at J.P Morgan from 1997 to 2016. Mr. Wurth was the Chief Executive Officer of Alternative Investments in Asset Management, and Chief Executive Officer of J.P. Morgan’s International Private Bank, where he led the expansion of the franchise in Asia, Latin America and Europe while based in New York, Hong Kong, and London. Since leaving J.P. Morgan, Mr. Wurth has invested in and helped lead several private companies, of which he is Chairman of the Board of Standard Power and Vestrata, and a board member of Triax Technologies. Before joining J.P. Morgan, Mr. Wurth practiced law at the New York firm Skadden, Arps, Slate, Meagher & Flom from 1992 to 1995, and served as General Counsel to former U.S. Senator Robert Dole’s 1996 presidential campaign. Mr. Wurth earned a Bachelor of Arts degree from the University of Notre Dame and a J.D. from the University of Virginia School of Law. We believe that Mr. Wurth is well qualified to serve on our Board due to his overall leadership experience, his experience in the private equity and alternative investments industry and his legal expertise.

Donald R. Chase, Director

Mr. Chase has served on our Board since 2017. Mr. Chase has been a member of the Board of Directors of Millyard Bank since 2020. Mr. Chase was a member of Board of Directors of Merchants Bank and Merchants Bancshares, Inc., in South Burlington. VT, from 2015 through 2017. Mr. Chase was Chairman of the Board of NUVO Bank and Trust Company of Springfield, Massachusetts since its inception in 2008 through 2015. Mr. Chase served as President and Chief Executive Officer, Vice Chairman, and a Director of Westbank Corporation and its wholly-owned subsidiary, Westbank from 1988 to 2007. Mr. Chase is active in a number of commercial real estate, farming and ranching activities and serves in a number of civic roles. He is former Chairman of the Board of Trustees for the Eastern States Exposition in West Springfield, MA. Mr. Chase is also a commissioner of the Board of Public Safety for the City of West Springfield, MA and is a former member of the Massachusetts Board of Agriculture. Mr. Chase is a veteran of the United States Army during which he served in combat in Vietnam from 1967 through 1969. Mr. Chase graduated with honors from Western New England University with a Bachelor of Science degree in Accounting. We believe that Mr. Chase is well qualified to serve on our Board due to his executive experience and his financial expertise.

Fred S. Zeidman, Director

Mr. Zeidman has served on our Board since May 2021. Mr. Zeidman is Chairman of WoodRock & Co., an investment banking service business and serves as Chairman and CEO of Good Works Acquisition Corp. and Chairman of Good Works II Acquisition Corp, both publicly held SPACs and Mr. Zeidman served as Chairman of Gordian Group LLC, a U.S. investment bank specializing in board level advice in complex, distressed or “story” financial matters. Mr. Zeidman, Chairman Emeritus of the United States Holocaust Memorial Council was appointed by President George W. Bush in March 2002 and served in that position from 2002-2010. A prominent Houston-based business and civic leader, Mr. Zeidman also is Chairman Emeritus of the University of Texas Health Science System Houston. He was National Chairman of the Development Corp of Israel Campaign (Israel Bonds) and served on the Board of the National World War II Museum. Mr. Zeidman was the former CEO, President and Chairman of Seitel, Inc., a Houston-based onshore seismic data provider where he was instrumental in the successful turnaround of the Company. He served as lead Director of Straight Path Communications, Inc. until its sale to Verizon in 2018. He was also Director of REMA a division of NRG Corp. and he further serves on the board of Prosperity Bank and was formerly Restructuring Officer of TransMeridian Exploration Inc. and Chief Bankruptcy Trustee of AremisSoft Corp. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992. Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Master’s in Business Administration from New York University. We believe that Mr. Zeidman is well qualified to serve on our Board due to his extensive leadership and corporate finance experience, as well has his relationships in the investing and investment banking businesses.

Svetlana Dey, Director

Ms. Svetlana Dey has been member of Bluejay’s Board since 2015. Ms. Dey co-founded Bluejay Diagnostics in 2015. She also co-founded LMBRI in 2008, a management consulting company focused on product launch and marketing in the medical field in the U.S., Japan and India. Ms. Dey has served as LMBRI’s President and CEO since 2008. Prior to LMBRI, Ms. Dey spent more than 15 years in healthcare consulting businesses. In these roles, she has been involved in management and operations of healthcare and life sciences products development, sales and marketing operations and general management. Ms. Dey earned a Master’s Degree in Mathematics from the State University of Mari El Republic, Russia. We believe Ms. Dey’s history with our company, coupled with her extensive experience in the healthcare industry, provide her with the qualifications to serve as a Director.

Gary Gemignani, Director

Mr. Gemignani joined Bluejay’s Board in November 2021. Mr. Gemignani previously served as EVP, Chief Financial Officer of Solta Medical, a division of Bausch Health. Prior to Solta Medical, Mr. Gemignani served as EVP and CFO of Acacia Pharma Group plc from 2020 to 2022. Prior to Acacia Pharma he served as CFO of Synergy Pharmaceuticals Inc. from 2017 to 2019 where he successfully led the sale of this Nasdaq-listed company’s assets to Bausch Health. Synergy Pharmaceuticals Inc. filed a petition in the United States Bankruptcy Court for the Southern District of New York in December 2018 under Chapter 11 of the U.S. Bankruptcy Code. Previously, Mr. Gemignani served as CEO and CFO of Biodel Inc., overseeing business and strategic planning, operations and financing activities of the company. Prior to this, Mr. Gemignani served in senior and executive financial and operational roles with multiple public and private companies including, Prudential Financial, Gentium, Novartis and Wyeth. Mr. Gemignani started his career at Arthur Andersen & Co. We believe that Mr. Gemignani is well qualified to serve on our Board due to his extensive accounting and financial experience, as well as his public company expertise.

Family Relationships

Ms. Svetlana Dey is married to Mr. Neil Dey. There are no other directors that are related to any other director or executive officer of our company or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

GOVERNANCE OF THE COMPANY

Our Board of Directors

Our Board oversees the business affairs of Bluejay and monitors the performance of management. Members of the Board discussed various business matters informally on numerous occasions throughout the year 2022. The Board held nine meetings during 2022. We believe that such interaction between fellow Board members and with management provided proper oversight of the Company. Each incumbent director attended at least 75% of the total number of meetings of the Board and committee meetings of which such director was a member (held during the period for which such director was in office).

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. Our Board has adopted written charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees, which are available on our website at https://ir.bluejaydx.com/corporate-governance/governance-overview.

The chart below shows the current membership and chairperson of each of our three standing Board committees and the number of committee meetings held during our last fiscal year. Each member of the Audit, Compensation, and Nominating and Corporate Governance Committee meets the applicable independence requirements of the SEC and the Nasdaq listing rules for service on our Board and each committee on which she or he serves.

Name	Audit	Compensation	Nominating and Corporate Governance
Donald R. Chase	Member	Chair	Member
Neil (Indranil) Dey	—	—	—
Svetlana Dey	—	—	—
Gary Gemignani	Chair	Member	—
Douglas C. Wurth	Member	Member	Member
Fred S. Zeidman	—	—	Chair
Total Meetings in 2022	6	3	2

Audit Committee. The members of the Audit Committee are Mr. Gemignani (Chairperson), Mr. Wurth and Mr. Chase. Each member of the Audit Committee is independent as defined by the Nasdaq Rules. In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least one member of the Audit Committee, Mr. Gemignani, is an “audit committee financial expert” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Mr. Zeidman (Chairperson), Mr. Wurth and Mr. Chase. Each member of the Nominating and Corporate Governance Committee is independent as defined by Nasdaq Rules. The primary functions and responsibilities of the Nominating and Corporate Governance Committee are to: (a) determine the qualifications, qualities, skills, and other expertise required to be a director; (b) identify and screen individuals qualified to become members of the Board; (c) make recommendations to the Board regarding the selection and approval of the nominees for director; and (d) review and assess the adequacy of our corporate governance policies and procedures.

Compensation Committee. The members of the Compensation Committee are Mr. Chase (Chairperson), Mr. Wurth and Mr. Gemignani. Each member of the Compensation Committee is independent as defined by Nasdaq Rules. The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board with respect to the annual compensation for our Chief Executive Officer. The Compensation Committee also is responsible for reviewing and making recommendations to the Board the annual compensation and benefits for our other executive officers. The Compensation Committee also, among other things, reviews compensation of the Board, reviews and makes recommendations on all new executive compensation programs that are proposed for adoption and administers the Company’s equity incentive plans. The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board with respect to the annual compensation for our Chief Executive Officer and Chief Financial Officer.

Our Chief Executive Officer and Chief Financial Officer review the performance of our other executive officers (other than himself) and based on that review, they then make recommendations to the Compensation Committee about the compensation of executive officers (other than themselves). Neither our Chief Executive Officer or Chief Financial Officer participate in any deliberations or approvals by the Board or the Compensation Committee with respect to their own compensation.

Board Member Attendance at Annual Meetings

We do not have a formal policy regarding Board attendance at our annual meetings, however, all of our directors are invited to the annual meeting. This Annual Meeting will be our second Annual Meeting as a public company.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Mr. Wurth serves as Chairman of the Board and Mr. Dey serves as our Chief Executive Officer. Although our Board does not have a policy with regard to the separation of the offices of Chairman of the Board and Chief Executive Officer, we believe such separation serves an important governance purpose.

Although management is responsible for the day-to-day management of the risks we face, our Board and its committees take an active role in overseeing management of our risks and have the ultimate responsibility for the oversight of risk management. Our Board regularly reviews information regarding our operational, financial, legal and strategic risks. Specifically, senior management attends periodic meetings of the Board, provides presentations on operations including significant risks, and are available to address any questions or concerns raised by our Board.

In addition, our committees assist our Board in fulfilling its oversight responsibilities regarding risks. Our Audit Committee coordinate the Board’s oversight of our internal control over financial reporting, disclosure controls and procedures, related party transactions and code of conduct and corporate governance guidelines and management reports on these areas. Our Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. When any of the committees receives a report related to material risk oversight, the chairperson of the relevant committee will report on the discussion to the full Board.

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Nominating and Corporate Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Corporate Governance Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board at any annual meeting at which the Board has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Chairperson of the Nominating and Corporate Governance Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. Pursuant to our Bylaws, the submission must be received at our principal executive offices no less than 90 days and no more than 120 days prior to the anniversary date of our last annual meeting so as to permit the Board time to evaluate the qualifications of the nominee.

We have not employed an executive search firm, or paid a fee to any other third party, to locate qualified candidates for director positions.

Stockholder Communications with Directors

Persons wishing to write to our Board, or to a specified director or committee of the Board, should send correspondence to the Corporate Secretary at 360 Massachusetts Avenue, Suite 203, Acton, MA 01720. Electronic submissions of stockholder correspondence will not be accepted.

The Corporate Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board or to the affairs of Bluejay. Any correspondence received that is addressed generically to the Board will be forwarded to the Chairman of the Board.

Anti-Hedging Policy

Our policies prohibit directors, officers and other employees from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities without our prior approval.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on the “Investors – Corporate Governance Overview” section on our website at bluejaydx.com. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The following Summary Compensation Table shows, for the fiscal years ended December 31, 2022 and December 31, 2021, information regarding the compensation awarded to our three most highly compensated executive officers for 2022: Neil Dey, our President and Chief Executive Officer; Kenneth Fisher, our Chief Financial Officer; and Jason Cook, our Chief Technology Officer. We refer to these officers as our “named executive officers” (“NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Neil Dey(1)
President & Chief Executive Officer	2022	337,436	70,000	(8)	12,281	-	5,721	(7)	425,438
	2021	137,500	44,110	(5)	-	-	-		181,610
Kenneth Fisher (2) Chief Financial Officer	2022	204,135	99,000	(10)	67,600	-	3,438	(7)	374,173
Jason Cook(3) Chief Technology Officer	2022	212,103	60,720	(9)	4,632	-	5,596	(7)	283,051
	2021	100,833	16,636	(5)	46,250	-	90,000	(6)	253,719

(1)	While Mr. Dey served as our President and CEO for all of 2022 and 2021, Mr. Dey only was paid salary from July 1, 2021 to December 31, 2021 during 2021.

(2)	Mr. Fisher was hired and appointed Chief Financial Officer on March 23, 2022. Compensation reported in 2022 is for a partial year of employment.

(3)	Dr. Cook was hired and appointed Chief Technology Officer on July 1, 2021. Prior to that Dr. Cook was a non-employee consultant to the Company. Compensation reported in 2021 is for a partial year of employment and Dr. Cook’s 2021 total includes compensation paid to him as a non-employee consultant prior to July 1, 2021.

(4)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each NEO, computed in accordance with FASB ASC Topic 718, as further described in Note 9 of the notes to our Consolidated Financial Statements included our Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.

(5)	The amounts in this column represent the cash bonuses earned in 2022 but paid in 2023.

(6)

Included in this amount is $30,000 in employee relocation compensation and $60,000 in compensation paid to Dr. Cook for his services as a non-employee consultant prior to becoming the Company’s Chief Technology Officer on July 1, 2021.

(7)	The amounts represent matching contributions made by the Company under its 401(k) Plan.

(8)	Mr. Dey’s 2022 bonus amount was paid through the issuance fully vested restricted stock units granted in 2023, rather than in cash.

(9)	50% of Dr. Cook’s 2022 bonus amount was paid through the issuance of fully restricted stock units granted in 2023, and 50% was paid in cash in 2023.

(10)	50% of Mr. Fisher’s 2022 bonus amount was paid through the issuance of fully vested restricted stock units granted in 2023, and 50% was paid in cash in 2023.

Narrative to Summary Compensation Table

Neil Dey, Chief Executive Officer and President

In July 2021, we entered into an employment agreement with Mr. Dey (such agreement, as subsequently amended and restated, the “Dey Agreement”). The Dey Agreement provides for an initial annual base salary for Mr. Dey of $250,000, which increased to $350,000 in November 2021. On January 12, 2023, Mr. Dey’s annual base salary was increased to $372,750, then on January 27, 2023 Mr. Dey’s annual base salary was decreased to $275,000. The agreement also provides eligibility for an annual bonus targeted at 50% of his base salary. The annual bonus is payable in a combination of cash and equity as determined at the sole discretion of the Compensation Committee of the Board. Mr. Dey is entitled to participate in certain of the Company’s benefit plans available to other executives.

Under the Dey Agreement, Mr. Dey is entitled to receive certain benefits upon termination of employment under certain circumstances. If we terminate Mr. Dey’s employment for any reason other than “Cause” (as such term is defined in the Dey Agreement), Mr. Dey will receive cash severance equal to twelve months base salary plus a pro-rata portion of the target annual bonus in addition to any unpaid salary, bonus, and unused vacation time not already paid.

Kenneth Fisher, Chief Financial Officer

In March 2022, we entered into an employment agreement with Mr. Fisher (such agreement, the “Fisher Agreement”). The Fisher Agreement provides for an initial annual base salary for Mr. Fisher of $275,000, which shall increase to $300,000 on January 1, 2023 as well as eligibility for an annual bonus targeted at 40% of his base salary. The annual bonus is payable in a combination of cash and equity as determined at the sole discretion of the Compensation Committee of the Board. Mr. Fisher is entitled to participate in certain of the Company’s benefit plans available to other executives.

Under the Fisher Agreement, Mr. Fisher is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Mr. Fisher’s employment for any reason other than “Cause” (as such term is defined in the Fisher Agreement), Mr. Fisher will receive cash severance equal to six months base salary plus a pro-rata portion of the target annual bonus in addition to any unpaid salary, bonus, and unused vacation time not already paid.

Mr. Fisher was granted a ten-year option to purchase 65,000 shares of common stock at an exercise price of $1.31 per share (the closing price of the Company’s common stock on the date of the agreement). Of the option grant, 5,000 shares were fully-vested on the date of grant and 60,000 shares will vest in three equal annual installments on the anniversary dates of the grant, provided Mr. Fisher is employed on each vesting date.

Jason Cook, Chief Technology Officer

In July 2021, we entered into an employment agreement with Dr. Cook (such agreement, as subsequently amended and restated, the “Cook Agreement”). The Cook Agreement provides for an initial annual base salary for Dr. Cook of $200,000 as well as eligibility for an annual bonus targeted at 30% of his base salary. On December 15, 2021, Dr. Cook’s annual base salary was increased to $220,000. The annual bonus is payable in a combination of cash and equity as determined at the sole discretion of the Compensation Committee of the Board. Dr. Cook is entitled to participate in certain of the Company’s benefit plans available to other executives and Dr. Cook was provided with a $30,000 relocation allowance to move to Massachusetts in 2021.

Under the Cook Agreement, Dr. Cook is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Dr. Cook’s employment for any reason other than “Cause” (as such term is defined in the Cook Agreement), Dr. Cook will receive cash severance equal to six months base salary plus a pro-rata portion of the target annual bonus in addition to any unpaid salary, bonus, and unused vacation time not already paid.

In connection with his appointment as Chief Technology Officer in July 2021, following the effective date of the 2021 Stock Plan, Dr. Cook was issued stock options to purchase 75,000 shares of common stock on July 7, 2021 at an exercise price of $3.50. These stock options vest as follows: (i) 41,668 vest immediately upon grant, and (ii) 8,333 each will vest over upon achievement of four performance milestones (total of 33,332).

Outstanding Equity Awards at 2022 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our NEOs as of December 31, 2022.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date
Neil Dey(1)	-	14,116	$1.09	2/25/32
Kenneth Fisher (2)	5,000	60,000	$1.31	3/25/32
Jason Cook (3)	41,668	33,332	$3.50	7/7/31
Jason Cook (4)	-	5,324	$1.09	2/25/32

(1)	On February 25, 2022, Mr. Dey was issued stock options to purchase 14,116 shares of common stock at an exercise price of $1.09 that vest ratably over three years. As of December 31, 2022, none of the options were vested.

(1)	On March 25, 2022, Mr. Fisher was issued stock options per his employee agreement to purchase 65,000 shares of common stock at an exercise price of $1.31. Of those options 5,000 vested immediately and the remainder vest ratably over three years. As of December 31, 2022, 5,000 of the options were vested.

(3)	On July 7, 2021, Dr. Cook was issued stock options to purchase 75,000 shares of common stock at an exercise price of $3.50. Of those options 41,668 vested immediately upon grant while the remainder vest upon achievement of certain product development milestones. As of December 31, 2022, 41,668 of the options were vested.

(4)	On February 25, 2022, Dr. Cook was issued stock options to purchase 5,324 shares of common stock at an exercise price of $1.09 that rest ratably over three years. As of December 31, 2022, none of the options were vested.

Retirement Benefits

We have established a 401(k) tax-deferred savings plan in 2022, which permits participants, including our NEOs, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) plan. We may, in our discretion, make matching contributions to the 401(k) plan. We contributed $14,755 in matching contributions to the 401(k) Plan for NEOs for the year ended December 31, 2022.

Employee, Officer and Director Hedging

Our insider trading policy generally prohibits our directors, officers and employees from:

●	engaging in short sales of our securities;

●	engaging in hedging transactions, including, but not limited to, zero-cost collars, forward sale contracts and many others, which involve the establishment of a short position in our securities and limit or eliminate a director, officer or employee’s ability to profit from an increase in the value of our securities;

●	engaging in transactions in publicly traded options on our securities, such as puts, calls and other derivative securities, on an exchange or in any other organized market; and

●	holding securities in a margin account or pledging our securities as collateral for a loan.

Director Compensation

Pursuant to our Non-Employee Director Compensation Policy, each member serving on our Board who was not our employee was eligible to compensation for his or her services as follows for 2022:

●	Board member: $50,000;

●	Board chair: $75,000;

●	Audit Committee member: $7,500;

●	Audit Committee chair: $20,000;

●	Compensation Committee member: $7,500;

●	Compensation Committee chair: $20,000;

●	Nominating and Corporate Governance Committee member: $7,500; and

●	Nominating and Corporate Governance Committee chair: $20,000

The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of our non-employee directors.

	Fees Earned	Option Awards		Other Compensation	Total
Name	($)	($)(1)		($)	($)
Douglas Wurth	97,500	56,700	(2)	-	154,200
Donald Chase	85,000	56,700	(3)	-	141,700
Fred Zeidman	70,000	35,000	(4)	-	105,000
Svetlana Dey	50,000	56,700	(5)	-	106,700
Gary Gemignani	77,500	2,450	(6)	-	79,950

(1)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each NEO, computed in accordance with FASB ASC Topic 718, as further described in Note 9 of the notes to our Consolidated Financial Statements included our Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.

(2)	Mr. Wurth received stock options to purchase 25,000 shares of common stock on January 10, 2022, with an exercise price of $2.79 that vest over approximately 11 months. Mr. Wurth received an additional stock option grant to purchase 2,500 shares of common stock on March 22, 2022, with an exercise price of $1.26 that vest over approximately 9 months. As of December 31, 2022, Mr. Chase held options to purchase an aggregate of 90,444 shares of common stock, of which 84,543 options were vested.

(3)	Mr. Chase received stock options to purchase 25,000 shares of common stock on January 10, 2022, with an exercise price of $2.79 that vest over approximately 11 months. Mr. Chase received an additional stock option grant to purchase 2,500 shares of common stock on March 22, 2022, with an exercise price of $1.26 that vest over approximately 9 months. As of December 31, 2022, Mr. Chase held options to purchase an aggregate of 184,860 shares of common stock, of which 155,355 options were vested.

(4)	Mr. Zeidman received stock options to purchase 15,000 shares of common stock on January 10, 2022, with an exercise price of $2.79 that vest over approximately 11 months. Mr. Zeidman received an additional stock option grant to purchase 2,500 shares of common stock on March 22, 2022, with an exercise price of $1.26 that vest over approximately 9 months. As of December 31, 2022, Mr. Zeidman held options to purchase an aggregate of 27,500 shares of common stock, of which all options were vested.

(5)	Mrs. Dey received stock options to purchase 25,000 shares of common stock on January 10, 2022, with an exercise price of $2.79 that vest over approximately 11 months. Mrs. Dey received an additional stock option grant to purchase 2,500 shares of common stock on March 22, 2022, with an exercise price of $1.26 that vest over approximately 9 months. As of December 31, 2022, Mrs. Dey held options to purchase an aggregate of 27,500 shares of common stock, of which all options were vested.

(6)	Mr. Gemignani received stock options to purchase 2,500 shares of common stock with exercise price of $1.26 that vest over approximately 9 months. As of December 31, 2022, Mr. Gemignani held options to purchase an aggregate of 27,500 shares of common stock, of which all options were vested.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (3)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	589,786	1.86	1,943,269
Equity compensation plans not approved by security holders (2)	3,371,282	6.16	-

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options under our current 2018 and 2021 Stock Plans.

(2)	Consists of warrants issued to consultants for services and placement agent and underwriter warrants.

(3)	Does not include outstanding unvested restricted stock awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 28, 2023, regarding beneficial ownership of our common stock by:

●	each of our directors;

●	each of our named executive officers (“NEOs”);

●	all directors and executive officers as a group; and

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Bluejay Diagnostics, Inc., 360 Massachusetts Avenue, Suite 203, Acton, MA 01720.

	As of April 28, 2023
	Shares beneficially owned		Percent of Class (1)
Name of Beneficial Owner
Neil (Indranil) Dey	4,553,908	(2)	22.3%	(10)
Svetlana Dey	4,166,356	(3)	20.4%	(10)
Donald R. Chase	906,114	(4)	*
Dr. Jason Cook	138,243	(5)	*
Kenneth Fisher	138,184	(6)	*
Gary Gemignani	55,000	(7)	*
Douglas C. Wurth	3,685,328	(8)	18.0%
Fred S. Zeidman	55,000	(9)	*
Directors and Named Executive Officers as a Group (8 persons)	9,606,777		47.0%

*	Less than 5%.

(1)	Based on 20,459,057 shares of common stock outstanding as of April 28, 2022.

(2)	Includes (i) 4,091,356 shares held by Lana Management & Business Research International, LLC, an entity owned by Mr. Dey and Ms. Dey and which Mr. Dey and Ms. Dey have voting and dispositive power over the shares held by such entity, (ii) 4,705 shares underlying options at an exercise price of $1.09 per share, and (iii) 787 shares underlying common stock warrants at an exercise price of $0.95.

(3)	Includes (i) 4,091,356 shares held by Lana Management & Business Research International, LLC, an entity owned by Mr. Dey and Ms. Dey and which Mr. Dey and Ms. Dey have voting and dispositive power over the shares held by such entity, (ii) 25,000 shares underlying options at an exercise price of $2.79 per share, (iii) 2,500 shares underlying options at an exercise price of $1.26 per share, and (iv) 27,500 shares underlying a restricted stock unit grant.

(4)	Includes (i) 39,340 shares underlying options at an exercise price of $0.16 per share, (ii) 20,604 shares underlying options at an exercise price of $0.95, (iii) 2,500 shares underlying options at an exercise price of $1.26, (iv) 25,000 shares underlying options at an exercise price of $2.79, (v) 22,818 shares underlying warrants at an exercise price of $2.30 per share, and (vi) 27,500 shares underlying a restricted stock unit grant.

(5)	Includes (i) 41,668 shares underlying options at an exercise price of $3.50 per share, and (ii) 1,775 shares underlying options at an exercise price of $1.09.

(6)	Includes 25,000 shares underlying options at an exercise price of $1.31 per share.

(7)	Includes (i) 25,000 shares underlying options at an exercise price of $2.72 per share, (ii) 2,500 shares underlying options at an exercise price of $1.26 per share, and (iii) 27,500 shares underlying a restricted stock unit grant.

(8)	Includes (i) 125,515 shares underlying options at an exercise price of $0.95 per share, (ii) 39,340 shares underlying options at an exercise price of $0.16 per share, (iii) 25,000 shares underlying options at an exercise price of $2.79 per share, (iv) 2,500 shares underlying options at an exercise price of $1.26 per share (v) 62,000 shares underlying warrants at an exercise price of $2.30 per share, (vi) 7,818 shares underlying warrants at an exercise price of $0.95 per share, and (vii) 27,500 shares underlying a restricted stock unit grant.

(9)	Includes (i) 10,000 shares underlying options at an exercise price of $3.50 per share, (ii) 15,000 shares underlying options at an exercise price of $2.79 per share, (iii) 2,500 shares underlying options at an exercise price of $1.26 per share, and (iv) 27,500 shares underlying a restricted stock unit grant.

(10)	Mr. Dey and Ms. Dey’s ownership percentages both include the shares held by Lana Management & Business Research International, LLC which they jointly own. In total, Mr. Dey and Ms. Dey own 22.6% together, including the shares held by Lana Management & Business Research International, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	719,835	$1.96	1,601,990
Equity compensation plans not approved by security holders (2)	559,599	$4.20	-

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2018 Stock Incentive Plan (the “2018 Plan”) and 2021 Stock Plan (the “2021 Plan”). Both plans permit the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan and 2021 Plan are 629,440 and 1,960,000, respectively. At December 31, 2022 there were 262,269 and 1,339,721 shares of common stock available for grant under the 2018 Plan and 2021 Plan, respectively.

(2)	Consists of warrants issued to placement agents, underwriters and consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

LMBRI Expense Sharing Agreement

We are a party to an expense sharing agreement with Lana Management and Business Research International, LLC (“LMBRI”), an entity owned and controlled by Mr. Dey and Ms. Dey, pursuant to which we reimburse LMBRI monthly for certain shared expenses, including insurance, rent, salaries, telephone, and other miscellaneous expenses. We are billed up to $4,000 monthly for these expenses through December 31, 2021. On January 1, 2022, the Company moved into its own leased facility and no longer shared expenses with LMBRI.

The table below summarizes the amounts incurred, paid, and balances due to LMBRI under this agreement as of and for year’s ended December 31, 2022 and 2021.

	2022	2021
Expenses from LMBRI	$-	$48,000
Payments to LMBRI	$2,000	$171,102
Amounts payable to LMBRI	$-	$2,000

NanoHybrids, LLC

In December 2021, we entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize our research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by our employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. NanoHybrids is wholly owned by our Chief Technology Officer. The table below summarizes the amounts earned and due from NanoHybrids as of and for the year’s ended December 31, 2022 and 2021:

	2022	2021
Income from NanoHybrids included in Other Income	$163,256	$-
Cash receipts from NanoHybrids	$143,526	$-
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$19,731	$-

Policies and Procedures for Related Party Transactions

Our Audit Committee Charter provides that our Audit Committee is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or will be a participant to, where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In determining whether to approve a proposed transaction, our Audit Committee will consider all relevant facts and circumstances including: (i) the materiality and character of the related party’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) the benefit or perceived benefit, or lack thereof, to us; (iv) the opportunity cost of alternate transactions; and (v) the actual or apparent conflict of interest of the related party.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that Audit Committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of Compensation Committee members, the Nasdaq Rules require that our Board must consider additional factors relevant to the duties of a Compensation Committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our Board undertook a review of the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that Messrs. Wurth, Chase, Zeidman, and Gemignani are independent as defined under the Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Wolf & Company P.C. for their services for the fiscal years ended December 31, 2022 and 2021, respectively, were as follows:

	2022	2021
Audit Fees	$142,636	$175,164
Audit-related fees	5,420	100,500
Tax fees	6,600	5,300
All other fees	-	-
TOTAL	$154,656	$280,964

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax return preparation and compliance for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit No.	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2023.

Bluejay Diagnostics, Inc.

By:	/s/ Kenneth Fisher
Kenneth Fisher
Chief Financial Officer