Form 10-Q
period 2023-03-31
Bluejay Diagnostics, Inc.
filed 2023-05-11
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 20,459,057 shares of common stock outstanding at May 5, 2023.

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

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

EXPLANATORY NOTE

In this Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Bluejay Diagnostics, Inc. and its wholly owned subsidiary Bluejay SpinCo, LLC, taken as a whole.

iii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,781,911	$10,114,990
Prepaid expenses and other current assets	2,120,012	1,673,480
Total current assets	8,901,923	11,788,470

Property and equipment, net	1,519,722	1,232,070
Operating lease right-of-use assets	433,361	465,514
Other non-current assets	33,443	35,211
Total assets	$10,888,449	$13,521,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388,045	$635,818
Operating lease liability, current	168,709	168,706
Accrued expenses and other current liabilities	863,397	835,730
Total current liabilities	1,420,151	1,640,254

Operating lease liability, non-current	289,910	323,915
Other non-current liabilities	14,970	15,823
Total liabilities	1,725,031	1,979,992

Commitments and Contingencies (See Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,459,057 and 20,215,288 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,046	2,022
Additional paid-in capital	28,698,317	28,536,353
Accumulated deficit	(19,536,945)	(16,997,102)
Total stockholders’ equity	9,163,418	11,541,273
Total liabilities and stockholders’ equity	$10,888,449	$13,521,265

See notes to unaudited condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	1,354,549	694,757
General and administrative	1,176,977	1,319,819
Sales and marketing	148,046	53,685
Total operating expenses	2,679,572	2,068,261

Operating loss	(2,679,572)	(2,068,261)

Other income:
Other income, net	139,729	54,858
Total other income	(139,729)	(54,858)

Net loss	$(2,539,843)	$(2,013,403)

Net loss per share - Basic and diluted	$(0.12)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	20,375,092	20,142,300

See notes to unaudited condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,215,288	$2,022	$28,536,353	$(16,997,102)	$11,541,273
Stock-based compensation expense	-	-	54,730	-	54,730
Grants of fully vested restricted stock units to settle accrued bonus, net of shares withheld	243,769	24	107,234	-	107,234
Net loss	-	-	-	(2,539,843)	(2,539,843)
Balance at March 31, 2023	20,459,057	$2,046	$28,698,317	$(19,536,945)	$9,163,418

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	20,112,244	$2,011	$28,074,484	$(7,694,786)	$20,381,709
Impact of adoption of ASC 842	-	-	-	(5,368)	(5,368)
Stock-based compensation expense	-	-	126,086	-	126,086
Exercise of common stock Series B Warrants	39,000	4	(4)	-	-
Net loss	-	-	-	(2,013,403)	(2,013,403)
Balance at March 31, 2022	20,151,244	$2,015	$28,200,566	$(9,713,557)	$18,489,024

See notes to unaudited condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,539,843)	$(2,013,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	120,017	39,971
Stock-based compensation expense	219,589	126,086
Amortization of right-of-use asset	40,328	28,238
Changes in operating assets and liabilities:
Inventory	-	(893,174)
Prepaid expenses and other current assets	(446,532)	309,958
Other non-current assets	1,768	788
Accounts payable	(314,773)	421,058
Due to related party	-	(2,000)
Accrued expenses and other current liabilities	(14,161)	105,223
Net cash used in operating activities	(2,933,607)	(1,877,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(340,669)	(46,346)
Net cash used in investing activities	(340,669)	(46,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of tax withholding obligations on restricted stock units	(57,601)	-
Payment of finance lease	(1,202)	-
Net cash used in financing activities	(58,803)	-

Decrease in cash and cash equivalents	(3,333,079)	(1,923,601)
Cash and cash equivalents, beginning of period	10,114,990	19,047,778
Cash and cash equivalents, end of period	$6,781,911	$17,124,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Liabilities incurred for the purchase of property and equipment	$67,000	$-

See notes to unaudited condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” or the “Company”) is a medical diagnostics company developing rapid tests using whole blood on our Symphony technology platform (“Symphony”) to improve patient outcomes in critical care settings. The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (the “FDA”), can provide a solution to a significant market need in the United States. Clinical trials indicate the Symphony device produces laboratory-quality results in less than 20 minutes in intensive care units and emergency rooms, where rapid and reliable results are required.

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

In the future Bluejay plans to develop additional tests for Symphony including two cardiac biomarkers (hsTNT and NT pro-BNP), as well as other tests using the Symphony platform. The Company does not yet have regulatory clearance for its Symphony products, and its Symphony products will need to receive regulatory authorization from the FDA in order to be marketed as a diagnostic product in the United States.

Bluejay’s operations to date have been funded primarily through the proceeds of the Company’s initial public offering (the “IPO”) in November 2021 (the “IPO Date”).

On June 4, 2021, the Company formed Bluejay Spinco, LLC, a wholly owned subsidiary of the Company, for purposes of further development of the Company’s ALLEREYE diagnostic test. ALLEREYE is a point-of-care device offering healthcare providers a solution for diagnosing Allergic Conjunctivitis.

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

Going Concern

The Consolidated Financial Statements for the years ended March 31, 2023 and 2022 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. However, the Company has incurred net losses since its inception, and has negative cash flows from operations and will need additional funding to complete planned development efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had cash and cash equivalents of $6.8 million at March 31, 2023. It continues to develop the Symphony device and its first test for the measurement of IL-6. It remains committed to obtaining FDA clearance and is expanding clinical trials to obtain additional data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining its liquidity requirement; as well as $1.4 million of current liabilities on its balance sheet at March 31, 2023 and capital commitments of approximately $2.5 million as of March 31, 2023 (see Notes 8 and 9). The Company estimates cash resources will be sufficient to fund its operations into the fourth quarter of 2023. The Company will need additional capital to fund its planned operations for the next 12 months.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, its results of operations and cash flows for the three months ended March 31, 2023 and 2022, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other interim period within this fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2023, there were no changes to the significant accounting policies as described in the 2022 Audited Financial Statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the fair value-based measurement of stock-based compensation, accruals, and warrants. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the condensed consolidated financial statements.

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

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business. As of March 31, 2023 and December 31, 2022, all of the Company’s assets were located in the United States.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti -dilutive are as follows (in common stock equivalent shares):

	March 31,
	2023	2022
Options to purchase common stock	739,835	806,065
Restricted stock units	197,500	-
Warrants for common stock	811,882	811,882
Class A warrants for common stock	2,484,000	2,484,000
Class B warrants for common stock	75,400	76,500

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 805”), an amendment of the ASC. The amendments to ASU 805 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Under GAAP, an acquirer generally recognizes assets and liabilities assumed in a business combination, including contract assets and liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The Company adopted this new standard on January 1, 2023. The new standard had no impact on the Company’s consolidated statements of operations or cash flows.

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

On October 6, 2020, the Company entered into a License and Supply Agreement (“License Agreement”) with Toray Industries, Inc. (“Toray”). Under the License Agreement, the Company received the exclusive license (outside of Japan) to make and distribute protein detection cartridges that have a function of automatic stepwise feeding of reagent (the “Cartridges”). In addition, following the first sale of the Cartridges after regulatory approval, the Company will make royalty payments to Toray equal to 15% of the net sales of the Cartridges for the period that any underlying patents exist or five years after the first sale. Following the first sale after obtaining regulatory approval, the Company will make minimum annual royalty payments of $60,000 for the first year and $100,000 for each year thereafter, which shall be creditable against any royalties owed to Toray in such calendar year. There were no sales of or revenues from the Cartridges during the three-month periods ended March 31, 2023 and 2022.

At March 31, 2023 and December 31, 2022, there were no amounts accrued related to the License Agreement.

4. WARRANTS

The following table summarizes information with regard to warrants outstanding at March 31, 2023:

	Shares	Exercisable for	Weighted Average Exercise Price		Weighted Average Remaining Life (in Years)
Common Stock Warrants	811,882	Common Stock	$3.24		2.8
Class A Warrants	2,484,000	Common Stock	$7.00		3.6
Class B Warrants	75,400	Common Stock	$10.00	[1]	3.6

[1]	Class B Warrants may also exercise such warrants on a “cashless” basis. See Class A Warrants and Class B Warrants subsection below.

No warrants were issued during the three months ended March 31, 2023 and 2022.

Class A Warrants and Class B Warrants

In conjunction with the Company’s IPO in November 2021 the Company issued 2,160,000 Class A Warrants and 2,160,000 Class B Warrants. Additionally, the underwriter of the IPO exercised their overallotment option, solely with respect to the Class A Warrants and Class B Warrants, shortly after the IPO Date resulting in an additional issuance of 324,000 Class A Warrants and 324,000 Class B Warrants. From the net IPO proceeds, $5,164,751 and $7,323,161, respectively, were apportioned to the Class A Warrants and Class B Warrants.

Class A Warrants entitle the holder to purchase one share of common stock at an exercise price of $7.00 per share. As of March 31, 2023 and 2022 all Class A Warrants were outstanding.

Class B Warrants entitle the holder to purchase one share of common stock at an exercise price of $10.00 per share. Holders of Class B Warrants may also exercise such warrants on a “cashless” basis after the earlier of (i) 10 trading days from closing date of the offering or (ii) the time when $10.0 million of volume is traded in the Company’s common stock, if the volume weighted average price of the Company’s common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrant (subject to adjustment as described in the warrant agreement). During the three months ended March 31, 2023, no Class B Warrants were exercised, while during the three months ended March 31, 2022, 39,000 Class B Warrants were exercised, all on a cashless basis. As of March 31, 2023 and 2022, respectively,75,400 and 76,500 Class B Warrants were outstanding.

5. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 629,440.  At March 31, 2023, there were 262,269 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 1,960,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At March 31, 2023, there were 807,541 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for the three months ended March 31, 2023:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	60,000	$1.29
Granted	512,180	0.44
Vested	(374,680)	0.44
Forfeited	-	-
Outstanding at March 31, 2023	197,500	$0.70

In February 2023, the Company issued 374,680 fully vested restricted stock units to certain employees in lieu of cash to satisfy their 2022 bonuses. The number of restricted stock unit awards issued were determined based on the approved bonus amount divided by the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as stock compensation expense on the date of grant with a reversal of the related accrued bonus recorded in 2022.

The following is a summary of stock option activity for the nine months ended March 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	719,835	$1.96	6.5	$20,578
Granted	20,000	0.53
Exercised	-	-	-	-
Cancelled and forfeited	-	-	-	-
Outstanding at March 31, 2023	739,835	$1.92	7.7	$23,316
Exercisable at March 31, 2023	564,440	$1.86	7.4	$23,316

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $0.44 per share and $1.48 per share, respectively. The Company calculated the grant-date fair value of stock option awards granted during the three months ended March 31, 2023 and 2022 using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.63%	1.58% - 2.40%
Expected dividend yield	0.00%	0.00%
Volatility factor	108.78%	102.03%
Expected life of option (in years)	6.00	5.37 – 6.00

Stock-Based Compensation Expense

For the three months ended March 31,2023 and 2022, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$44,845	$17,311
General and administrative	159,584	108,305
Sales and marketing	15,160	470
Total stock-based compensation	$219,589	$126,086

At March 31, 2023, there was approximately $114,985 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 1.8 years. At March 31, 2023, there was approximately $89,451 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 1.1 years.

6. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company may purchase certain lab supplies for NanoHybrids and rebill these costs to NanoHybrids. NanoHybrids is wholly owned by the Company’s Chief Technology Officer. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three month periods’ ended March 31, 2023 and 2022, and balances due as of March 31, 2023 and December 31, 2022:

	Three Months Ended March 31,
	2023	2022
Income from NanoHybrids included in Other Income	$95,798	$40,886
Cash receipts from NanoHybrids	$19,731	$22,539

	As of
	March 31, 2023	December 31, 2022
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$95,798	$19,731

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	Depreciable lives	March 31, 2023	December 31, 2022
Construction-in-process		$768,850	$375,466
Furniture, fixtures, and equipment	3-5 years	143,649	136,942
Software	3-5 years	4,457	4,457
Lab equipment	3-5 years	1,275,958	1,268,380
Leasehold improvements	Shorter of useful life of life of lease	43,231	43,231
		2,236,145	1,828,476
Less: accumulated depreciation		(716,423)	(596,406)
Property and equipment, net		$1,519,722	$1,232,070

The Company reviews long-lived assets for impairment when events, expectations, or changes in circumstances indicate that the asset’s carrying value may not be recoverable. As a result of this review in the first quarter of 2023, no impairment was recorded, however, the Company revised the useful life of certain lab equipment in the first quarter of 2023 due to a change in expectations of the time the equipment will be used which resulted in approximately $45,000 of additional depreciation recorded in the three months ended March 31, 2023.

8. LEASES

The Company primarily enters into lease arrangements for office and laboratory space. A summary of supplemental lease information is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2023
Weighted average remaining lease term – operating leases (in years)	3.5	4.3
Weighted average remaining lease term – finance leases (in years)	4.8	-
Weighted average discount rate	7.0%	7.0%
Operating cash flows from operating leases	$43,564	$29,248
Operating cash flows from finance leases	$1,202	-

A summary of the Company’s lease assets and liabilities are as follows:

	March 31, 2023	December 31, 2023
Operating lease right-of-use asset	$433,361	$465,514
Finance lease asset – property & equipment, net	21,067	21,067
Total lease assets	454,428	486,581
Current portion of operating lease liability included in accrued expenses	168,709	168,706
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current operating lease liabilities	289,910	323,915
Non-current finance lease liabilities included in other non-current liabilities	14,970	15,823
Total lease liabilities	$478,396	$513,251

A summary of the Company’s estimated operating lease payments are as follows:

Year
2023 (1)	$126,530
2024	162,991
2025	100,000
2026	100,000
2027	25,000
Thereafter	-
Total future lease payments	514,521
Less: Imputed interest	55,902
Present value of lease liability	$458,619

(1)	Excludes the three months ended March 31, 2023

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In October 2022, the Company entered into a non-cancelable purchase commitment with an international materials vendor for items needed for both development of the Symphony product line and also to resell to its customers. This agreement commits the Company to purchase approximately $800,000 in goods, of which 50% was prepaid in 2022. Approximately $90,000 of goods have been received under this arrangement as of March 31, 2023.

The Company had multiple open purchase commitments with its primary contract manufacturing organization in Japan related to the buildout of a manufacturing line for the IL-6 cartridges for the Symphony device. As of March 31, 2023, the total open non-cancellable commitments for the manufacturing line buildout totaled approximately $127,000.

As of March 31, 2023, the Company has entered into other non-cancelable purchase commitments primarily for research and development supplies, prototypes, and key advisory services. The purchase commitments covered by these agreements are for less than one year and aggregate to approximately $1.5 million.

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of Cartridges, the Company will also make royalty payments to Toray equal to 15% of the net sales of the Cartridges for the period that any underlying patents exist or for 5 years after the first sale. Following the first sale, the Company will pay a one-time minimum royalty of $60,000, which shall be creditable against any royalties owed to Toray in such calendar year. The Company will pay a minimum royalty of $100,000 in each year thereafter, which are creditable against any royalties owed to Toray in such calendar year. There were no sales of or revenues from the Cartridges through March 31, 2023.

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

10. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$564,361	$751,979
Vendor prepayments	1,195,193	681,218
Prepaid other	360,458	240,283
Total prepaid expenses and other current assets	$2,120,012	$1,673,480

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued personnel costs	$343,706	$533,577
Accrued good receipts	281,054	10,077
Accrued other	238,637	292,076
Total accrued expenses and other current liabilities	$863,397	$835,730

11. SUBSEQUENT EVENTS

On April 25, 2023, Nasdaq’s Listing Qualifications Staff notified the Company that it has extended the time period for the Company to regain compliance with the Minimum Bid Requirement until October 23, 2023. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 or higher for a minimum of ten consecutive business days.

The Company intends to continue to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, the Company has confirmed to Nasdaq that, if necessary, it will implement a reverse stock split of its outstanding common stock (if approved by the Company’s stockholders) to attempt to regain compliance. If the Company does not regain compliance within the additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

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

Overview

We are a clinical-stage medical diagnostics company developing rapid tests using whole blood on our Symphony platform (“Symphony”) to improve patient outcomes in critical care settings. Our Symphony technology platform is an exclusively licensed, patented system that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), can provide a solution to a significant market need in the United States. Clinical trials indicate Symphony produces laboratory-quality results in less than 20 minutes in intensive care units and emergency rooms, where rapid and reliable results are required.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $2.5 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. We had negative cash flow from operating activities of approximately $2.9million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of approximately $19.5 million as of March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	1,354,549	694,757
General and administrative	1,176,977	1,319,819
Sales and marketing	148,046	53,685
Total operating expenses	2,679,572	2,068,261

Operating loss	(2,679,572)	(2,068,261)

Other income:
Other income, net	139,729	54,858
Total other income	139,729	54,858
Net loss	$(2,539,843)	$(2,013,403)

Research and Development

Research and development expenses for the three months ended March 31, 2023 was approximately $1.4 million as compared to approximately $695,000 for the same period in 2022. The increase in research and development expenses was primarily due to an increase in personnel costs and clinical trials expenses. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 was approximately $1.2 million as compared to approximately $1.3 million for the comparable period in 2022. The minor decrease in general and administrative expenses is due to continued efforts to preserve capital by limiting our investment in infrastructure commensurate with our commercialization timeline. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2023 was approximately $148,000 as compared to approximately $54,000 for the comparable period in 2022. The increase in sales and marketing expenses was primarily due to increased personnel costs.

Other Income, net

Other income, net for the three months ended March 31, 2023 was approximately $140,000 as compared to $55,000 for the same periods in 2022. The increase in net other income was primarily due higher interest rates driving an increase of approximately $28,000 in interest income and an increase of approximately $84,000 in related party income from NanoHybrids.

Liquidity and Going Concern

We have funded our operations primarily through the net proceeds from our IPO on November 10, 2021. We had cash and cash equivalents of $6.8 million at March 31, 2023. We continue to develop the Symphony device and its first cartridge for the measurement of IL-6. We remain committed to obtaining FDA clearance and have expanded clinical trials to obtain additional data to support our FDA submission, while also continuing to build our manufacturing operations with our contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining our liquidity requirement; as well as $1.4 million of current liabilities on our balance sheet at March 31, 2023 and capital commitments of approximately $2.5 million as of March 31, 2023 (see Notes 8 and 9). As of the filing of this report, we expect to need additional capital to fund our planned operations for the next twelve months.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Three Months Ended March 31,
	2023	2022
Cash proceeds (used in) provided by:
Operating activities	$(2,933,607)	$(1,877,255)
Investing activities	(340,669)	(46,346)
Financing activities	(58,803)	-
Net decrease in cash and cash equivalents	$(3,333,079)	$(1,923,601)

Net cash used in operating activities

During the three months ended March 31, 2023, we used approximately $2.9 million in cash for operating activities, an increase of approximately $1.1 million as compared to approximately $1.9 million for the same period in 2022. The increase in net cash used in operating activities was primarily due to increases in personnel costs and product development costs.

Net cash used in investing activities

During the three months ended March 31, 2023, we used approximately $341,000 in cash for investing activities, an increase of approximately $294,000 as compared to the same period in 2022. The increase in net cash used in investing activities was primarily due to capital purchases of manufacturing equipment.

Net cash used in financing activities

During the three months ended March 31, 2023, we used approximately $59,000 in cash for financing activities, an increase of approximately $59,000 as compared to the same period in 2022. The increase in net cash used in financing activities was primarily due to tax withholdings on fully vested restricted stock units granted in February 2023 related to 2022 bonuses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as Amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s 2022 annual report on Form 10-K on file with the SEC. Except as set forth below, there have been no material changes to the risk factors disclosed in such registration statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Employment Agreement, entered into and effective as of January 27, 2023, between Bluejay Diagnostics, Inc. and Neil Dey (initially filed as Exhibit 10.1 on Form 8-K (File No. 001-41031) on January 27, 2023, and incorporated by reference herein).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	Chief Executive Officer and Director	May 11, 2023
Neil Dey	(on behalf of the registrant)

/s/ Kenneth Fisher	Chief Financial Officer	May 11, 2023
Kenneth Fisher	(principal financial and accounting officer)