Form 10-K
period 2023-12-31
Bluejay Diagnostics, Inc.
filed 2024-03-28
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41031

Bluejay Diagnostics, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3552922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

360 Massachusetts Avenue, Suite 203, Acton, MA	01720
(Address of Principal Executive Offices)	(Zip Code)

(844) 327-7078

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BJDX	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2023, was approximately $3,030,130 based on the closing price of the common stock of the registrant as reported on the Nasdaq Capital Market on such date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 28, 2024, there were 2,688,448 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement relating to its Annual Meeting of Stockholders within 120 days of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference in Part III of the Form 10-K to the extent described therein.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

●	We have incurred significant losses since inception and we will continue to incur net losses for the foreseeable future.

●	We currently have no product revenue and we may not be able to commercialize our Symphony technology platform or achieve significant revenues or profitability.

●	We will require additional capital to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, or at all. Absent further funding, we currently expect to run out of available cash resources during the third quarter of 2024, and we have slowed the timeline of our clinical trial work to preserve cash resources in the near-term. As a result, we not be able to complete the development and commercialization of our Symphony technology platform and have substantial doubt about our ability to continue as a going concern.

●	We have received a notification letter from the Nasdaq Listing Qualifications Staff that our common stock does not satisfy Nasdaq’s $1.00 minimum price per share rule and we could face delisting by Nasdaq if we are unable to regain compliance with this requirement, which could adversely affect our ability to sell stock in the public markets, the liquidity of our common stock and our general ability to raise additional capital.

●	Our new license agreement with Toray, which covers the license of the core technology used in our Symphony Cartridges, and our new supply agreement with Toray, which covers the supply of cartridge intermediates from Toray to SanyoSeiko for SanyoSeiko to manufacture cartridges for Bluejay, contain significant risks that may threaten our viability or otherwise have a material adverse effect on us and our business, assets and its prospects.

●	We depend on, and are liable for, SanyoSeiko as our primary contract manufacturing organization (CMO), so its inability or failure to perform appropriately in that capacity may threaten our viability or have a material adverse effect on us and our business, assets and its prospects.

●	We cannot accurately predict the volume or timing of any sales, making the timing of any revenues difficult to predict.

●	If third-party payors do not provide coverage and reimbursement for the use of our platform, our business and prospects may be negatively impacted.

●	If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully, and our limited cash resources could require us to make personnel-related cost reductions in the near-term.

●	Significant raw material shortages, supplier capacity constraints, supplier disruptions, and sourcing issues may adversely impact or limit our products sales and or impact our product margins.

●	The regulatory approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for our planned products.

●	Product clearances and approvals can often be denied or significantly delayed.

●	Clinical data obtained in the future may not meet the required objectives, which could delay, limit or prevent any regulatory approval.

●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our viability and business plan.

●	We may be liable if the FDA or another regulatory agency concludes that we have engaged in the off-label promotion of our products.

●	We depend on intellectual property licensed from Toray, and any dispute over the license would significantly harm our business.

●	We face intense competition in the diagnostic testing market, particularly in the IL-6 space, and as a result we may be unable to effectively compete in our industry.

●	If we or Toray fail to respond quickly to technological developments, our products may become uncompetitive and obsolete.

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

Our operations to date have been funded primarily through the proceeds of (i) our initial public offering (the “IPO”) on November 2021 (the “IPO Date”), (ii) the registered direct offering of common stock and concurrent private placement of warrants that we completed on August 28, 2023, and (iii) the public offering of common stock and warrants that we completed on January 2, 2024. We were incorporated under the laws of Delaware on March 20, 2015. Our headquarters is located in Acton, Massachusetts.

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

Manufacturing

We plan to manufacture both our analyzers and cartridges through Contract Manufacturing Organizations (“CMOs”). We have contracts with Toray Industries, Inc (“Toray”), to license the intellectual property rights needed to manufacture our cartridges and Sanyoseiko Co. Ltd. (“Sanyoseiko”), to manufacture both our analyzers and cartridges. Each of our partners are well-established global manufacturing companies with capabilities to scale up, re-design and supply our analyzers and cartridges.

Sanyoseiko had been selected as our CMO, though in the near-term Toray will continue to manufacture certain product intermediate components for use in cartridges being manufactured for the Company by Sanyoseiko. These cartridges made using Toray intermediates are for the purpose of obtaining FDA approval and not for commercial sale. We expect to meet the demands of our global market. Both Toray’s and Sanyoseiko’s facilities are located in Japan. We license the technology for the Symphony cartridges from Toray. Our license grants us exclusive global use, with the exception of Japan.

FDA Regulatory Strategy

Our current regulatory strategy is designed to support commercialization of Symphony in the United States pending marketing authorization from the FDA. Previously, our regulatory strategy involved clinical studies involving COVID-19 patients. However, we have shifted our focus away from COVID-19 patients due to a significant decline in the number of COVID-19 related hospitalizations. Pursuant to this revised strategy, we are beginning to conduct a clinical study to support an FDA regulatory submission with an initial indication for risk stratification of hospitalized sepsis patients. We submitted a pre-submission application to the FDA presenting the new study design in May 2023 and participated in a pre-submission meeting on August 11, 2023. At the meeting, the FDA provided feedback on the new study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, we determined to proceed on this basis, which considers the FDA’s feedback.

In the first quarter of 2024, we initiated the study at multiple sites, which the study is intended to use the Symphony IL-6 test to monitor IL-6 concentrations in patients who are diagnosed with sepsis or septic shock and are admitted or intended to be admitted to the ICU. The objective of this study is to establish IL-6 concentrations in these sepsis patients that best predict 28-day all-cause mortality. We expect that we will need to bring several additional sites into the study in the future, which we believe will help support initial commercialization and market penetration.  We believe that this clinical trial expansion could also support additional indications, but that any such expansion also could delay obtaining marketing authorization for the product. As a result of our lack of cash resources, we have recently slowed the timeline of this study to preserve cash resources in the near-term, and we expect that this will delay our Symphony platform regulatory submission timeline until 2025.

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

License Agreement

On October 6, 2020, we entered into a License and Supply Agreement, as amended (the “License Agreement”), with Toray, providing us with an exclusive global license with Toray, excluding Japan, to use their patents and know-how related to the Symphony detection cartridges for the manufacturing, marketing and sale of the products (as defined in the License Agreement).

On October 23, 2023, we entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement” and, together, the “Toray Agreements”) with Toray. Under the New Toray License Agreement, we continue to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and we have received the right to sublicense certain Toray intellectual property to Sanyoseiko in connection with our ongoing agreement with Sanyoseiko to manufacture our Symphony analyzers and cartridges. In addition, the New Toray License Agreement provides for the transfer of certain technology related to the cartridges to Sanyoseiko. The royalty payments we are required to pay Toray have been reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from us to Toray for other products will be determined separately in the future.

Under the New Toray Supply Agreement, Toray will manufacture in the near-term (through its wholly owned subsidiary Kamakura Techno-Science, Inc.) certain product intermediate components for use in cartridges being manufactured for the Company by Sanyoseiko. These cartridges made using Toray intermediates are for the purpose of obtaining FDA approval and not for commercial sale. The New Toray Supply Agreement has a term ending on the earlier of October 23, 2025 or the date that we obtain FDA approval for our product, and may be extended for up to six months by mutual agreement. Once FDA approval has been obtained, the intermediates and cartridges will be manufactured by Sanyoseiko under a separate supply agreement between us and Sanyoseiko. The FDA may not clear or approve these product submissions or applications on a timely basis or at all. Such delays or refusals could have a material adverse effect on our business, financial condition, and results of operations.

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

Sponsors of applicable clinical trials of devices also are required to register with www.clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration. Although the FDA’s Quality System Regulation (QSR) does not fully apply to investigational devices, the requirement for controls on design and development does apply.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;

●	withdrawing a PMA that has already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

Employees

As of March 28, 2024, we have 10 full-time employees. We also contract with several consultants and contractors performing finance, accounting, regulatory advisory, investor relations and manufacturing scale-up support. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Reverse Stock Split

On July 24, 2023, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-20 (the “Reverse Stock Split”), with a corresponding reduction in the number of authorized outstanding number of shares of common stock from 100,000,000 to 7,500,000. The Reverse Stock Split became effective on July 24, 2023, when the Company’s common stock opened for trading on Nasdaq on a post-split basis under the Company’s existing trading symbol, “BJDX.” All historical share and per share amounts reflected throughout this prospectus have been adjusted to reflect the Reverse Stock Split. However, our periodic and current reports, and all other documents incorporated by reference into this prospectus that were filed prior to July 24, 2023, do not give effect to the Reverse Stock Split.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since inception and we will continue to incur net losses for the foreseeable future.

Since our inception, we have engaged primarily in development activities, including planning and implementing clinical trials to support commercialization and FDA approval of our Symphony platform. We have funded our operations primarily through debt and equity financings, and have incurred losses since inception, including a net loss of approximately $9.8 million and approximately $9.3 million for the years ended December 31, 2023 and 2022, respectively.

We currently have no product revenue and we may not be able to commercialize our Symphony technology platform or achieve significant revenues or profitability. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development process of our product candidates, including regulatory approvals, and thereafter achieve substantial acceptance in the marketplace for our products. We may be unable to achieve any or all of these goals.

We will require additional funding to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, or at all, and our lack of cash resources has slowed the timeline of our clinical trial work and could cause us to run out of cash resources in the near-term.

To date, we have relied primarily on private debt and equity financing to carry on our business. We have limited financial resources, negative cash flow from operations and no assurance that sufficient funding will be available to us to fund our operating expenses and to further our product development efforts and pursue clinical trials for FDA approval. Based on these and other factors, in our audited consolidated financial statements for the years ended December 31, 2023 and 2022, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2023 and 2022, our independent registered public accounting firm included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2023 and 2022 do not include any adjustments that may result from the outcome of this uncertainty.

Absent further funding, we currently expect to run out of available cash resources during the third quarter of 2024. As such, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing stockholders.

As a result of our lack of cash resources, we have recently slowed the timeline of our clinical trial work to preserve cash resources in the near-term, and we expect that this will delay our Symphony platform regulatory submission timeline until 2025. If we fail to obtain additional financing, this timeline could be delayed further, and we could be forced to abandon such activities entirely, with the possible loss of such properties or assets. We may also be forced to pursue strategic alternatives, such as a potential sale of the Company or its assets or other restructuring efforts. As a result, any inability to obtain additional financing in the near-term could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, holders of our outstanding warrants would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock and this could adversely impact the consideration our other stockholders would receive.

As part of our public offerings of common stock in August 2023 and January 2024, we issued common stock warrants to purchase an aggregate of 2,908,308 shares of our common stock, and pre-funded warrants to purchase up to an aggregate of 2,154,540 shares of our common stock. As of the date hereof, the two holders of pre-funded warrants, Armistice Capital Master Fund Ltd. and Sabby Volatility Warrant Master Fund, have collectively exercised pre-funded warrants to purchase 911,540 shares of common stock, and pre-funded warrants remain exercisable to purchase 1,243,000 shares of common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.0001 per share, which has previously been funded by the Company, and is exercisable from the date of issuance until exercised in full, and the exercise price has previously been funded to the Company. Common stock warrants to purchase 216,000 shares of common stock are exercisable at a price of $7.24 per share, and common stock warrants to purchase 2,692,308 shares of common stock are exercisable at a price of $1.30 per share. Each common stock warrant is exercisable for five years from the date of issuance (until August 24, 2028 or January 2, 2029, respectively).

The common stock warrants are generally only exercisable solely by means of a cash exercise. The common stock warrants include certain rights upon “fundamental transactions” as described in the common stock warrants, including the right of the holders thereof to receive from us or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as described in such common stock warrants) of the unexercised portion of the applicable common stock warrants on the date of the consummation of such fundamental transaction. A holder of common stock warrants (together with its affiliates) may not exercise any portion of a common stock warrant to the extent that the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding common stock immediately after exercise.

Although these warrants are subject to beneficial ownership limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the holders of these warrants may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the holders of these warrants, concerning the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

We have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public market upon issuance. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

Given the amount and terms of these warrants, we may find it more difficult to raise additional equity capital on favorable terms or at all while these warrants are outstanding.

As a result of our January 2024 public offering, we have reserved for issuance substantially all of our available authorized shares of common stock, and will not be able to issue additional shares for future capital raising transactions or strategic transactions unless and until we obtain stockholder approval to amend our restated certificate of incorporation to increase the number of authorized shares of common stock.

Under our amended and restated certificate of incorporation, as amended, we have 7,500,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of March 28, 2024, we had (i) 2,688,448 shares of common stock outstanding, (ii) zero shares of preferred stock outstanding, (iii) 37,645 shares of common stock issuable upon the exercise of outstanding stock options or settlement of outstanding restricted stock units, 4,523,454 shares of common stock issuable upon the exercise of outstanding warrants, and 53,490 shares reserved for future issuance under our 2018 Stock Incentive Plan or 2021 Stock Incentive Plan. As a result, as of such date, we had only 196,963 additional authorized shares of common stock available for issuance (in addition to the 5,000,000 shares of preferred stock that remain available). We intend to seek shareholder approval at our 2024 annual meeting of shareholders to amend our amended and restated certificate of incorporation to further increase the number of authorized shares of common stock available for issuance. Unless and until such amendment is approved by our shareholders, we will be limited in our ability to issue further shares of common stock, including in connection with potential future capital raising transactions.

Our ability to raise additional capital via a registered public offering on Form S-3 will be limited in the near-term as a result of the SEC’s “baby shelf” rules.

In June 2023 we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 20, 2023 (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to sell from time to time up to $25 million of common stock, preferred stock, debt securities, debentures, warrants, rights or units comprised of any combination of these securities, for our own account in one or more offerings. In August 2023, we completed a public offering under the Shelf Registration Statement pursuant to which we raised gross proceeds of approximately $1.6 million. Under applicable SEC rules, smaller companies like us are only permitted to raise up to 1/3rd of their public float under Form S-3 over a 12-month period. As a result, based on our current public float, we are unable to use Form S-3 for further offerings by us at the present time, and absent a significant increase in the trading price of our common stock, we will be unable to raise further capital under Form S-3 until late August of 2024 (at which time we will again be able to sell up to 1/3rd of our public float pursuant to Form S-3, assuming we continue the applicable eligibility requirements thereof. Our inability to use Form S-3 in the near-term may make it more difficult for us to raise equity capital in the public markets, as we expect to be required to conduct any such fundraising via private placements, or sales on Form S-1, which sales of Form S-1 may be more difficult for us to execute in a timely manner.

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

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing. On February 28, 2024, we received a notification letter from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of our common stock on the Nasdaq Capital Market.

Under the Nasdaq Listing Rules, we have a period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, and in such case, Nasdaq will provide us with written confirmation of compliance. If we do not regain compliance by August 26, 2024, we may be eligible for an additional 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the bid price requirement. If we are not eligible or it appears to Nasdaq that we will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to us that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

We intend to take all reasonable measures available to us to achieve compliance to allow for continued listing on the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If our common stock does not regain compliance with the minimum price requirement during the applicable compliance period, we may need to effect a reverse stock split, whereby shares of our common stock are consolidated so that the per-share trading price becomes greater than $1.00 per share. We intend to seek shareholder approval for such a reverse stock split at our 2024 annual meeting of shareholders.

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

Risks Related to Our Business

We are subject to the risks associated with new businesses.

We are effectively a new business with a plan to commercialize our licensed technology. Our limited operating history may not be adequate to enable you to fully assess our ability to develop and market our Symphony platform and test cartridges, assuming we receive regulatory clearances, for which there is no assurance, and respond to competition. Our efforts to date have related to the organization and formation of our Company, research and development and performing clinical trials. We have no approved products, have not yet generated sustainable revenue, and we cannot guarantee we will ever be able to generate future revenues. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business focused on the development and sale of new medical devices. As a result, we may be unable to further develop, obtain regulatory approval for, manufacture, market, sell and derive revenues from our Symphony platform and test cartridges and the other product candidates in our pipeline, and our inability to do so would materially and adversely impact our viability. In addition, we still must optimize many functions necessary to operate a business, including expanding our managerial, personnel and administrative structure, continuing product research and development, and assessing and commencing our marketing activities.

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

We have an exclusive license with Toray for the entire world, excluding Japan, to use their patents and know-how related to our Symphony test cartridges for the manufacturing, marketing and sale of such products. We also have a nonexclusive license for manufacturing purposes in Japan. We have a right to sublicense these Toray patents and know-how (upon either (a) obtaining consent from Toray prior to obtaining FDA approval or (b) giving notice to Toray after obtaining FDA approval), and for the purpose of obtaining FDA approval, we will need to exercise this sublicence to have the cartridges manufactured for Bluejay by a Japanese manufacturer, SanyoSeiko, Inc. (“SanyoSeiko”). We have no contractual rights to the intellectual property covered in the New Toray License Agreement other than as expressly set forth therein. Our plans, business, prospects and viability are substantially dependent on that intellectual property and subject to the limitations relating thereto as set forth in the New Toray License Agreement. Some of the risks this may give rise to are described below.

●	After the receipt of regulatory approval in a country, we are required to pay Toray a minimum royalty of $60,000 for the initial year that royalties are payable increasing to a minimum of $100,000 thereafter, regardless of the actual amount of sales by us of licensed products. Accordingly, we could be obligated to pay royalties even though we have generated no or limited revenue. Such payments could materially and adversely affect our profitability and could limit our investment in our business.

●	Toray is only required to supply cartridge intermediates for a period of, in principle, two years ending in October 2025, and with extension for a maximum of six months thereafter. If Sanyoseiko is unable to manufacture intermediates within that period or we are unable to extend that period further, we could be without any cartridge supply in the future.

●	Toray may not be able to provide all necessary know-how related to the test cartridges, which may increase the time and cost of remediating product defects, or impair our ability to timely scale up cartridge manufacturing.

●	The license and regulatory approvals (once obtained) are non-assignable. These restrictions may limit our flexibility to structure our operations in the most advantageous manner.

●	At our sole expense, we must file for, prosecute the application for, and obtain all regulatory approvals for the licensed products and obtain all legal permits necessary for promoting, marketing, offering or selling each licensed product. The regulatory approval process can be expensive and time consuming, and there can be no assurances that we will be able to obtain or maintain any or all required permits.

●	We are required to use reasonable efforts to obtain market approval for the products in the United States or the European Union by October 2026 or the License Agreement could be terminated by Toray.

●	Toray has the right to terminate the New Toray License Agreement or make it non-exclusive if we do not generate commercial sales by October 2028, or by October 2030 if the lack of commercial sales is due to events within our control and not due to Toray’s failure to perform its obligations in a timely manner. The exclusive license shall be extended for an additional six months, repeatedly if necessary, provided that such additional extension period shall not exceed twenty four months.

●	Except with respect to (a) Toray’s ownership of, or rights to license, all intellectual property rights in respect of the licensed property and (b) Toray’s applicable patents being duly maintained and in effect, Toray provides no, and disclaims all, representations, warranties or covenants relating to the licensed intellectual property or any other matters under the New Toray License Agreement and in particular disclaims any fitness of the intellectual property for any purpose or any warranty against infringement of any third-party patent. These provisions limit our recourse in the event that the licensed intellectual property is flawed, defective, inadequate, incomplete, uncommercial, wrongly described or otherwise not useful for our purposes. We have not independently verified any of the technical, scientific, commercial, legal, medical or other circumstances or nature of the licensed intellectual property and therefore there can be no assurances that any of the foregoing risks have been reduced or eliminated. These provisions represent a significant risk of a material adverse impact on us, our business and our prospects.

●	While Bluejay is in principle permitted, even after the New Toray License Agreement expires or is terminated, to continue manufacturing and selling products that incorporate Toray intellectual property and the royalties for which are fully paid up, if Bluejay commits certain material breaches of the agreement, Bluejay may be obligated to use reasonable efforts to arrange for the transfer to Toray of FDA or any other regulatory approvals for any products the royalties for which are not fully paid up. Where any such transfer is possible and approved by the regulator (if necessary), then depending on the nature of the material breach, Bluejay may be required to undertake the transfer at no cost to Toray or on reasonable terms and conditions. The loss of any such market approvals, especially if we are unable to receive any consideration for them, could have a material adverse impact on us, our business and our prospects, and depending on the timing and extent of the loss, it could even threaten our viability.

In addition, see the risks in “Risks Related to Our Intellectual Property” below. These risks are not the only risks inherent in the New Toray License Agreement. You are encouraged to read the complete text of the New Toray License Agreement, which was filed as an exhibit to our Form 8-K filed on October 26, 2023.

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

We are also liable for SanyoSeiko’s performance and actions as our CMO, and any breach by SanyoSeiko of the New Toray License Agreement or the New Toray Supply Agreement may have a material adverse effect on us and our business.

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

If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully, and our limited cash resources could require us to make further cost reductions.

We believe that our management team must be able to act decisively to apply and adapt our business model in the markets in which we will compete. Our future performance depends to a large extent on the continued services of members of our current management, including our President and Chief Executive Officer, Neil Day, and our Chief Technology Officer, Jason Cook. At present, our Interim Chief Financial Officer, Frances Scally, is not an employee of ours, but instead provides services to us pursuant to a scope of work agreement and master services agreement with DLA LLC, where Ms. Scally is an employee. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments would have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense and we cannot assure that we will be able to recruit and retain such personnel, or that we will possess the cash resources to do so. For example, our limited cash resources could require us to implement personnel-related cost reductions in the near-term. As such, we may not be able to hire or retain the necessary personnel to implement our business strategy. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects.

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

Significant raw material shortages, supplier capacity constraints, supplier disruptions, and sourcing issues may adversely impact or limit our products sales and or impact our product margins.

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

Risks Related to Product Development and Regulatory Approval

We adapted our clinical trial design in 2023 to obtain more patient data to reflect recent FDA feedback, and our regulatory pathway remains subject to further FDA review and feedback and the results of ongoing and future clinical studies.

Our current regulatory strategy is designed to support commercialization of Symphony in the United States pending marketing authorization from the FDA. Previously, our regulatory strategy involved clinical studies involving COVID-19 patients. However, we have shifted our focus away from COVID-19 patients due to a significant decline in the number of COVID-19 related hospitalizations. Pursuant to this revised strategy, we are beginning to conduct a clinical study to support an FDA regulatory submission with an initial indication for risk stratification of hospitalized sepsis patients. We submitted a pre-submission application to the FDA presenting the new study design in May 2023 and participated in a pre-submission meeting on August 11, 2023. At the meeting, the FDA provided feedback on the new study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, we determined to proceed on this basis, which considers the FDA’s feedback.

In the first quarter of 2024, we initiated the study at multiple sites, which study is intended to use the Symphony IL-6 test to monitor IL-6 concentrations in patients who are diagnosed with sepsis or septic shock and are admitted or intended to be admitted to the ICU. The objective of this study is to establish IL-6 concentrations in these sepsis patients that best predict 28-day all-cause mortality. We expect that we will need to bring several additional sites into the study in the future, which we believe will help support initial commercialization and market penetration.  We believe that this clinical trial expansion could also support additional indications, but that any such expansion also could delay obtaining marketing authorization for the product. As a result of our lack of cash resources, we have recently slowed the timeline of this study to preserve cash resources in the near-term, and we expect that this will delay our Symphony platform regulatory submission timeline until 2025.

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

We intend to market our Symphony platform and test cartridges following regulatory approval. To date, we have not received regulatory approval in any jurisdiction. The research, design, testing, manufacturing, labeling, selling, marketing, and distribution of medical devices are subject to extensive regulation by country-specific regulatory authorities, which regulations differ from country to country. There can be no assurance that, even after such time and expenditures, we will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products.

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

A significant change in the laws governing RUO products or how they are enforced may require us to change our ability to consider generating revenue via this path in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its regulations or guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In addition, the FDA’s proposed implementation for a new framework for the regulation of laboratory developed tests (LDTs) may negatively impact the LDT market and thereby reduce demand for RUO products.

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

We are dependent on the intellectual property licensed from Toray. Disputes may arise between us and Toray regarding intellectual property subject to the New Toray License Agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and launch our Symphony platform and our other product candidates. If we or Toray fail to adequately protect this intellectual property, our ability to launch our products in the market could be limited. For so long as we are dependent on the intellectual property covered by the New Toray License Agreement for the pursuit of our business, any such disputes relating to the New Toray License Agreement or failure to protect the intellectual property could threaten our viability.

We will depend primarily on Toray to file, prosecute, maintain, defend and enforce intellectual property that we license from it and that is material to our business.

The key underlying intellectual property relating to our Symphony platform is owned by Toray. Under the New Toray License Agreement, Toray generally has the right to file, prosecute, maintain and defend the intellectual property we have licensed from Toray. If Toray fails to conduct these activities for intellectual property protection covering any of our product candidates, our ability to develop and launch those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. In addition, pursuant to the terms of the New Toray License Agreement, Toray generally has the right to control the enforcement of our licensed intellectual property and the defense of any claims asserting the invalidity of that intellectual property. We cannot be certain that Toray will allocate sufficient resources to and otherwise prioritize the enforcement of such intellectual property or the defense of such claims to protect our interests in the licensed intellectual property. In the absence of action by Toray, we may be unable to protect and enforce the proprietary rights on which our business relies. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent or impede us from continuing to use the licensed intellectual property that we need to operate our business or from realizing the full commercial benefit contemplated by the agreement. In addition, even if we take control of the prosecution of licensed intellectual property and related applications, enforcement of licensed intellectual property, or defense of claims asserting the invalidity of that intellectual property, we may still be adversely affected or prejudiced by actions or inactions of Toray and its counsel that took place prior to or after our assuming control, and we cannot ensure the cooperation of Toray in any such action. Furthermore, if we take action to protect, enforce or defend the licensed intellectual property, we may incur significant costs and the attention of our management may be diverted from our normal business operations. As a result, our business, results of operations and financial condition could be materially and adversely affected.

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

In order for our business to be viable and to compete effectively, the proprietary rights with respect to the technologies and intellectual property used in our products must be developed and maintained. Toray relies primarily on patent protection and trade secrets to protect its technology and intellectual property rights. There are significant risks associated with Toray’s ability (or our ability, in the absence of action by Toray) to protect the intellectual property licensed to us, including:

●	pending intellectual property applications may not be approved or may take longer than expected to result in approval in one or more of the countries in which we operate;

●	Toray’s intellectual property rights may not provide meaningful protection;

●	other companies may challenge the validity or extent of Toray’s patents and other proprietary intellectual property rights through litigation, oppositions and other proceedings. These proceedings can be protracted as well as unpredictable;

●	other companies may have independently developed (or may in the future independently develop) similar or alternative technologies, may duplicate Toray’s technologies or may design their technologies around Toray’s technologies;

●	enforcement of intellectual property rights is complex, uncertain and expensive, and may be subject to lengthy delays. In the event we take control of any such action under the New Toray License Agreement, our ability to enforce our intellectual property protection could be limited by our financial resources; and

●	the other risks described in “— Risks Related to Our Intellectual Property.”

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

We and Toray may be subject to claims that former employees, collaborators or other third parties have an interest in intellectual property as an inventor or co-inventor. For example, we and Toray may have inventorship disputes arising from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we and Toray fail in defending any such claims, in addition to paying monetary damages, we and Toray may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. As a result, it is unclear whether and, if so, to what extent employees of ours and Toray may be able to claim compensation with respect to our future revenue. We may receive less revenue from future products if any of our or Toray’s employees successfully claim compensation for their work in developing our intellectual property, which in turn could impact our future profitability.

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

As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of other public companies that are not “emerging growth companies.”

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

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of: (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the date on which we are deemed to be a large accelerated filer, which is the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of our most recent second fiscal quarter, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We will continue incurring increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives and corporate governance practices.

Our common stock began trading on the NASDAQ Global Select Market in November 2021. As a public company, and particularly after we are no longer an EGC, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements result in significant legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This results in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have material adverse effect on our business and stock price, and our limited internal staffing may enhance the likelihood of such a controls failure.

Pursuant to SOX Section 404 we are required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC since becoming a public company, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with SOX Section 404, we document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we may identify one or more material weaknesses, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. At present, our Interim Chief Financial Officer, Frances Scally, is not an employee of ours, but instead provides services to us on a limited basis pursuant to a scope of work agreement and master services agreement with DLA LLC, where Ms. Scally is an employee. We also do not presently employ an internal legal officer. Our lack of a directly employed principal financial and accounting officer or principal legal officer may increase the likelihood that we will fail to successfully maintain effective internal controls over financial reporting, or effective disclosure controls and procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, strategic or competitive in nature, and proprietary or confidential information, including clinical trial data, personal and financial information (“Information Systems and Data”).

Our President and Chief Executive Officer works directly with third party service providers, as applicable, to identify, assess and manage the Company’s cybersecurity threats and risks. In doing so, he seeks to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example, automated and manual tools, accessing reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, evaluating the Company’s and the industry’s risk profile, evaluating reported threats, coordinating with law enforcement relating to threats, conducting threat assessments for internal and external threats and conducting vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures and processes designed to manage and mitigate material risks from cybersecurity threats to our information systems and data.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our IT department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our cybersecurity risk assessment and management processes are implemented and maintained by our President and Chief Executive Officer~~.~~

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management and/or the Board of Directors depending on the circumstances. The Board receives periodic reports and updates from our senior management concerning significant cybersecurity threats and risks, and the processes that the Company has implemented to address them, when deemed appropriate.

ITEM 2. PROPERTIES

We have leased two facilities in Acton, Massachusetts which will expire in November 2024 and March 2027.

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

Holders of Common Stock

As of March 28, 2024, we had 2,688,448 shares of common stock outstanding held by approximately fifteen qualified stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $10.0 million and $9.3 million for the years ended December 31, 2023 and 2022, respectively. We had negative cash flow from operating activities of approximately $8.3 million and $7.7 million for the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of approximately $26.9 million and $17.0 million as of December 31, 2023 and 2022, respectively.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	For Years Ended December 31,
	2023	2022
Revenue	$-	$249,040
Cost of sales	-	200,129
Gross profit	-	48,911

Operating expenses:
Research and development	5,714,574	4,152,152
General and administrative	4,313,200	4,763,114
Sales and marketing	283,443	451,421
Total operating expenses	10,311,217	9,366,687

Operating loss	(10,311,217)	(9,317,776)

Other income (expense):
Impairment of property and equipment	-	(237,309)
Interest income	164,900	89,673
Other income, net	192,429	168,464
Total other income	357,329	20,828

Net loss	$(9,953,888)	$(9,296,948)

Revenue and Gross Profit

Revenue and gross profit decreased approximately $0.2 million and $0.1 million respectively, for the year ended December 31, 2023, as compared to 2022. The decrease was due to a minor sale of five Symphony analyzers to our business partner, Toray, during 2022. Future sales to Toray after 2022 are not anticipated.

Research and Development

Research and development expenses increased approximately $1.6 million, or 38%, for the year ended December 31, 2023, as compared to 2022. The increase in research and development expenses was primarily due to an approximately $0.2 million increase in personnel related costs, approximately $0.6 million of additional product development costs related to bringing the Symphony analyzer and cartridges in compliance with the FDA manufacturing standards, and approximately $0.6 million of additional depreciation expense associated with the acceleration of depreciation of certain assets used for research and development activities.

We expect increases in our future research and development expenses which will be focused on our clinical trial program and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses decreased approximately $0.5 million, or 9%, for the year ended December 31, 2023, as compared to 2022. The decrease in general and administrative expenses is primarily due to the cost reduction efforts focused on reducing personnel and insurance costs.

We expect to monitor and continue to reduce our general and administrative spend, as necessary, to optimize operational alignment.

Sales and Marketing

Sales and marketing expenses decreased approximately $0.2 million, or 37%, for year ended December 31, 2023, as compared to 2022. The decrease was primarily attributable to the Company’s cost savings efforts as the Company seeks to limit marketing costs.

Other Income

Total other income increased approximately $0.3 million, or 1,616%, for the year ended December 31, 2023 as compared to 2022. The increase primarily related to increases in interest income from the Company’s sweep account due to increased interest rates as compared to the prior period, as well as no material impairment charge being recognized during 2023 as compared to 2022, which had an impairment charge of approximately $0.2 million.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Years Ended December 31,
	2023	2022
Cash proceeds provided by (used in):
Operating activities	$(8,313,870)	$(7,741,593)
Investing activities	(704,166)	(1,199,270)
Financing activities	1,111,562	8,075
Net (decrease) increase in cash and cash equivalents	$(7,906,474)	$(8,932,788)

Net cash used in operating activities

During 2023, we used approximately $8.3 million in cash for operating activities, an increase of approximately $0.6 million from 2022. The increase in net cash used in operating activities was primarily due to increases in personnel and product development costs, which ultimately led to the reduction of personnel in the second and third quarters of 2023.

Net cash used in investing activities

During 2023, we used approximately $0.7 million in cash for investing activities, an approximately $0.5 million decrease from 2022. The Company acquired laboratory equipment and manufacturing equipment for the development of the Symphony devices in both 2022 and 2023.

Net cash provided by financing activities

During 2023, we generated approximately $1.1 million in cash from financing activities, as compared to less than $0.1 million in 2022. The increase in net cash provided by financing activities was primarily due to the proceeds from the August 2023 Financing.

Contractual Obligations

See Note 8 to consolidated financial statements for our lease obligations and Note 9 to the consolidated financial statements for our other non-cancellable contractual obligations.

Liquidity and Going Concern

The Company had cash and cash equivalents of $2,208,516, as of December 31, 2023. The Company has incurred net losses since its inception, and has negative cash flows from operations and had the accumulated deficit of $26,950,990 as of December 31, 2023. The Company continues to develop the Symphony device and its first test for the measurement of IL-6. The Company remains committed to obtaining FDA clearance and will conduct clinical trials to obtain sufficient data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining its liquidity requirement; as well as $1,771,375 of current liabilities on its balance sheet as of December 31, 2023. The Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2024. The Company will need additional capital to fund its planned operations for the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements for the years ended December 31, 2023 and 2022 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

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

Recent Offerings

August 2023 Offering

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

January 2024 Offering

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 537,768 shares of the Company’s common stock, par value $0.0001 per share and (ii) prefunded warrants to purchase up to an aggregate 2,154,540 shares of Common Stock (the “Prefunded Warrants”). The Shares and Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 2,692,308 shares of Common Stock at an exercise price of $1.30 per share (the “January 2024 Warrants”). The combined public offering price was $1.30 per share of Common Stock and related January 2024 Warrant and $1.2999 per Prefunded Warrant and related January 2024 Warrant. The Company intends to use the net proceeds from the January Offering to fund matters related to obtaining FDA approval (including clinical studies related thereto), as well as for other research and development activities, and for general working capital needs.

The Prefunded Warrants are immediately exercisable and may be exercised at any time until all of the Prefunded Warrants are exercised in full. The January 2024 Warrants are exercisable immediately upon issuance for a period of five years following the date of issuance.

Pursuant to an engagement letter, dated as of August 7, 2023, as amended October 11, 2023 (the “Amended Engagement Letter”), by and between the Company and the Placement Agent, the Company paid the Placement Agent a total cash fee of $245,000 equal to 7.0% of the gross proceeds received in the January 2024 Offering. The Company also paid the Placement Agent in connection with the January Offering a management fee of $35,000 equal to 1.0% of the gross proceeds raised in the January 2024 Offering and certain expenses incurred in connection with the January Offering. In addition, the Company issued to the Placement Agent, warrants to purchase up to an aggregate 188,462 shares of Common Stock (the “January 2024 Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of Common Stock and Prefunded Warrants sold in the January 2024 Offering. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Warrants, except that the January 2024 Placement Agent Warrants have an exercise price equal to $1.6250, or 125% of the offering price per share of Common Stock and related January 2024 Warrant sold in the January Offering and expire on the fifth anniversary from the date of the commencement of sales in the January 2024 Offering.

Concurrently with the closing of the January 2024 Offering, certain purchasers have elected to exercise Prefunded Warrants to purchase 174,770 shares of Common Stock.

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

Stock-Based Compensation

Our stock-based compensation expense for stock awards is estimated at the grant date based on the award’s fair value as determined by the consideration received or as calculated by the Black-Scholes option pricing model, whichever is more readily measurable. The Black-Scholes pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several similar public companies over a period equal to the expected terms of the awards as we do not have a sufficient trading history to use the volatility of our own common stock. To estimate the expected term, we have opted to use the simplified method, which uses of the midpoint of the vesting term and the contractual term. We recognize the compensation cost of share-based awards on a straight-line basis over the requisite service period, however, for stock awards for which vesting is subject to performance – based milestones, the expense is recorded over the implied service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved. If any of the assumptions used in the Black-Scholes pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm are included in this Form 10-K on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer, who is our principal executive officer, and our Interim Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our President and Chief Executive Officer and our Interim Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our President and Chief Executive Officer and our Interim Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	37,645	$31.16	53,490
Equity compensation plans not approved by security holders (2)	43,100	$17.95	-

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2018 Stock Incentive Plan (the “2018 Plan”) and 2021 Stock Plan (the “2021 Plan”). Both plans permit the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan and 2021 Plan are 31,472 and 98,000, respectively. At December 31, 2023 there were 13,113 and 40,377 shares of common stock available for grant under the 2018 Plan and 2021 Plan, respectively.

(2)	Consists of warrants issued to placement agents, underwriters and consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Part II, Item 8 on page F-1 of this Form 10-K.

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See the accompanying Index to Exhibits filed as a part of this Form 10-K, which list is incorporated by reference in this Item.

(b)	See the accompanying Index to Exhibits filed as a part of this Form 10-K.

(c)	Other schedules are not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on July 21, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.2	Form of Prefunded Common Stock Warrant (January 2024 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
4.3	Form of Common Stock Warrant (January 2024 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
4.4	Form of Placement Agent Common Stock Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
4.5	Form of Common Stock (August 2023 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 28, 2023).
4.6	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
4.7	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.8	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.9	Form of IPO Underwriters’ Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.10*	Description of Securities of Bluejay Diagnostics, Inc.
10.1**	2021 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.2**	Employment Agreement, dated July 1, 2021, between Neil Dey and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.3**	First Amendment to Employment Agreement, dated January 27, 2023, between Neil Dey and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2023).
10.4**	Employment Agreement, dated July 1, 2021, between Jason Cook and Bluejay Diagnostics, Inc. * (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.5	Form of Securities Purchase Agreement, dated December 27, 2023, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
10.6	Form of Securities Purchase Agreement, dated August 24, 2023, by and between the Company and each of the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on August 28, 2023).
10.7	Securities Purchase Agreement, dated June 7, 2021, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.8	Registration Rights Agreement, dated June 7, 2021, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).

10.9	Amended and Restated License Agreement, entered into on October 23, 2023, by and between Bluejay Diagnostics, Inc. and Toray Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023).
10.10	Master Supply Agreement, entered into on October 23, 2023, by and between Bluejay Diagnostics, Inc. and Toray Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

*	Filed herewith.

**	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2024.

Bluejay Diagnostics, Inc.

By:	/s/ Neil Dey
Neil Dey
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Dey	President, Chief Executive Officer and Director	March 28, 2024
Neil Dey	(Principal Executive Officer)

/s/ Frances Scally	Interim Chief Financial Officer	March 28, 2024
Frances Scally	(Principal Financial and Accounting Officer)

/s/ Douglas C. Wurth	Chairman of the Board of Directors	March 28, 2024
Douglas C. Wurth

/s/ Donald R. Chase	Director	March 28, 2024
Donald R. Chase

/s/ Svetlana Dey	Director	March 28, 2024
Svetlana Dey

/s/ Fred S. Zeidman	Director	March 28, 2024
Fred S. Zeidman

/s/ Gary Gemignani	Director	March 28, 2024
Gary Gemignani

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bluejay Diagnostics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bluejay Diagnostics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, and has negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 28, 2024

Bluejay Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
ASSETS	2023	2022

Current assets:
Cash and cash equivalents	$2,208,516	$10,114,990
Prepaid expenses and other current assets	747,263	1,673,480
Deferred offering costs	265,081	-
Total current assets	3,220,860	11,788,470

Property and equipment, net	1,285,741	1,232,070
Operating lease right-of-use assets	333,267	465,514
Other non-current assets	28,663	35,211
Total assets	$4,868,531	$13,521,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$491,474	$635,818
Operating lease liability, current	162,990	168,706
Accrued expenses	1,116,911	835,730
Total current liabilities	1,771,375	1,640,254

Operating lease liability, non-current	189,987	323,915
Other non-current liabilities	12,321	15,823
Total liabilities	1,973,683	1,979,992

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.0001 par value; 7,500,000 shares authorized; 1,239,140 and 1,010,560 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	124	101
Additional paid-in capital	29,845,714	28,538,274
Accumulated deficit	(26,950,990)	(16,997,102)
Total stockholders’ equity	2,894,848	11,541,273
Total liabilities and stockholders’ equity	$4,868,531	$13,521,265

See notes to consolidated financial statements.

Reflects a 1-for-20 reverse stock split effective July 24, 2023.

Bluejay Diagnostics, Inc.

Consolidated Statements of Operations

	For Years Ended December 31,
	2023	2022
Revenue	$-	$249,040
Cost of sales	-	200,129
Gross profit	-	48,911

Operating expenses:
Research and development	5,714,574	4,152,152
General and administrative	4,313,200	4,763,114
Sales and marketing	283,443	451,421
Total operating expenses	10,311,217	9,366,687

Operating loss	(10,311,217)	(9,317,776)

Other income (expense):
Impairment of property and equipment	-	(237,309)
Interest income	164,900	89,673
Other income, net	192,429	168,464
Total other income	357,329	20,828

Net loss	$(9,953,888)	$(9,296,948)

Net loss per share - Basic and diluted	$(9.08)	$(9.22)

Weighted average common shares outstanding:
Basic and diluted	1,096,500	1,008,196

See notes to consolidated financial statements.

Reflects a 1-for-20 reverse stock split effective July 24, 2023.

Bluejay Diagnostics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,005,612	$101	$28,076,394	$(7,694,786)	$20,381,709
Impact of adoption of ASC 842	-	-	-	(5,368)	(5,368)
Stock-based compensation expense	-	-	433,004	-	433,004
Exercise of stock options	3,147	-	28,876	-	28,876
Exercise of common stock Series B Warrants	1,801	-	-	-	-
Net loss	-	-	-	(9,296,948)	(9,296,948)
Balance as of December 31, 2022	1,010,560	101	28,538,274	(16,997,102)	11,541,273
Stock-based compensation expense	-	-	24,385	-	24,385
Issuance of common stock from exercised RSU's	750	-	-	-	-
RSU tax withholding	(358)	-	(1,453)	-	(1,453)
Issuance of common stock to settle accrued bonus, net of shares withheld	12,188	1	107,234	-	107,235
Issuance of common stock, net of issuance costs of $413,544	216,000	22	1,177,274	-	1,177,296
Net loss	-	-	-	(9,953,888)	(9,953,888)
Balance as of December 31, 2023	1,239,140	$124	$29,845,714	$(26,950,990)	$2,894,848

See notes to consolidated financial statements.

Reflects a 1-for-20 reverse stock split effective July 24, 2023.

Bluejay Diagnostics, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,953,888)	$(9,296,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	648,708	156,598
Stock-based compensation expense	189,245	433,004
Amortization of right-of-use asset	132,247	149,770
Non-cash interest expense for finance lease	1,305	-
Impairment of property and equipment	1,787	237,309
Loss on disposal of property and equipment	-	137
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	926,217	(40,772)
Other non-current assets	6,548	(14,192)
Accounts payable	(235,760)	298,881
Due to related party	-	(2,000)
Accrued expenses and other current liabilities	(30,279)	336,620
Net cash used in operating activities	(8,313,870)	(7,741,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(704,166)	(1,199,270)
Net cash used in investing activities	(704,166)	(1,199,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, gross	1,590,840	-
Payment for issuance costs of common stock	(413,544)	-
Payment of tax withholding on obligations on restricted stock units	(59,078)	-
Payment of deferred offering costs	(1,849)	(20,000)
Proceeds from exercise of stock options	-	28,876
Payment of finance lease	(4,807)	(801)
Net cash provided by financing activities	1,111,562	8,075

Net decrease in cash and cash equivalents	(7,906,474)	(8,932,788)
Cash and cash equivalents, beginning of period	10,114,990	19,047,778
Cash and cash equivalents, end of period	$2,208,516	$10,114,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES
Cash paid for interest on finance lease	$1,305	$364
Offering costs included in accounts payable and accrued expenses	$263,232	$-
Purchases of property and equipment included in accrued expenses	$-	$41,159

See notes to consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company developing rapid tests using whole blood on its Symphony technology platform (“Symphony”) to improve patient outcomes in critical care settings. The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (the “FDA”), can provide a solution to a significant market need in the United States.

On June 4, 2021, the Company formed Bluejay Spinco, LLC, a wholly-owned subsidiary of the Company, for purposes of further development of the Company’s ALLEREYE diagnostic test. ALLEREYE is a point-of-care device offering healthcare providers a solution for diagnosing Allergic Conjunctivitis.

August 2023 Offering

On August 24, 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors (the “Purchase Agreement”) relating to the registered direct offering and sale of 216,000 shares of the Company’s common stock at a purchase price of $7.365 per share (the “August 2023 Offering”).

In a concurrent private placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 216,000 shares of Common Stock (the “Warrants”). Pursuant to the terms of the Purchase Agreement, for each share of Common Stock issued in this offering an accompanying Warrant was issued to the purchaser thereof. Each Warrant is exercisable for one share of Common Stock (the “August 2023 Warrant Shares”) at an exercise price of $7.24 per share, is immediately exercisable upon issuance and will expire five years from the date of issuance. The Warrants were offered and sold at a purchase price of $0.125 per underlying warrant share, which purchase price is included in the offering price per share of Common Stock issued in the Offering (the “Private Placement”).

Pursuant to an engagement letter, dated as of August 7, 2023 (the “Engagement Letter”), between the Company and H.C. Wainwright & Co., LLC (the “Placement Agent”) the Company paid the placement agent a total cash fee of $111,359 equal to 7.0% of the gross proceeds received in the Offering and the Private Placement. The Company also paid the placement agent the management fee equal to $15,908 or 1.0% of the gross proceeds raised in the Offering and Private Placement, $45,000 for non-accountable expenses, and $15,950 for clearing fees. In addition, the Company issued to the placement agent, warrants to purchase up to 15,120 shares of Common Stock (the “Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of Common Stock sold in the Offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to $ 9.2063, or 125% of the offering price per share of Common Stock sold in the Offering, and a term of five years from the commencement of the sales pursuant to the Offering.

The gross proceeds to the Company from the August 2023 Offering and the August 2023 Private Placement are $1,590,840. The Company incurred offering costs of $413,544.

FDA Regulatory Strategy

The Company’s current regulatory strategy is designed to support commercialization of Symphony in the United States pending marketing authorization from the FDA. Previously, the Company’s regulatory strategy involved clinical studies involving COVID-19 patients. However, the Company has shifted its focus away from COVID-19 patients due to a significant decline in the number of COVID-19 related hospitalizations. Pursuant to this revised strategy, the Company is beginning to conduct a clinical study to support an FDA regulatory submission with an initial indication for risk stratification of hospitalized sepsis patients. The Company submitted a pre-submission application to the FDA presenting the new study design in May 2023 and participated in a pre-submission meeting on August 11, 2023. At the meeting, the FDA provided feedback on the new study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, the Company determined to proceed as planned while taking into account the FDA’s feedback.

In the first quarter of 2024, the Company initiated the study at multiple sites, which study is intended to use the Symphony IL-6 test to monitor IL-6 concentrations in patients who are diagnosed with sepsis or septic shock and are admitted or intended to be admitted to the ICU. The objective of this study is to establish IL-6 concentrations in these sepsis patients that best predict 28-day all-cause mortality. The Company expects that it will need to bring several additional sites into the study in the future, which it believes will help support initial commercialization and market penetration.  The Company believes that this clinical trial expansion could also support additional indications, but that any such expansion also could delay obtaining marketing authorization for the product. As a result of its lack of cash resources, the Company has recently slowed the timeline of this study to preserve cash resources in the near-term, and the Company expects that this will delay its Symphony platform regulatory submission timeline until 2025.

Product Manufacturing

The Company maintains contracts with Sanyoseiko Co. Ltd (“Sanyoseiko”) to manufacture our device and cartridges, and with Toray Industries, Inc (“Toray”) to manufacture in the near-term (through its wholly owned subsidiary Kamakura Techno-Science, Inc.) certain product intermediate components for use in cartridges being manufactured for the Company by Sanyoseiko.

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

On July 24, 2023, the Company effected a reverse stock split of its shares of common stock at a ratio of 1-for-20 (the “Reverse Stock Split”), with a corresponding reduction in the number of authorized outstanding number of shares of common stock from 100,000,000 to 7,500,000.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-20 reverse stock split.

On August 8, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the closing bid price of the Company’s common stock having been at least $1.00 per share for the required period, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and the minimum bid price deficiency matter previously disclosed by the Company on October 25, 2022 was closed. However, as further described below under note 12, on February 28, 2024, the Company received a new deficiency letter from the Listing Qualifications Department as a result of the closing bid price for its common stock having again been below $1.00 for the previous 30 consecutive business days.

Going Concern

The Company had cash and cash equivalents of $2,208,516, as of December 31, 2023. The Company has incurred net losses since its inception, and has negative cash flows from operations and had the accumulated deficit of $26,950,990 as of December 31, 2023. The Company continues to develop the Symphony device and its first test for the measurement of IL-6. The Company remains committed to obtaining FDA clearance and will conduct clinical trials to obtain sufficient data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining its liquidity requirement; as well as $1,771,375 of current liabilities on its balance sheet as of December 31, 2023. The Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2024. The Company will need additional capital to fund its planned operations for the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements for the years ended December 31, 2023 and 2022 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company believes judgment is involved in accounting for the fair value-based measurement of stock-based compensation, accruals, and warrant issuances. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of highly liquid money market funds are carried at fair market value which approximates cost. The Company recognized interest income associated with cash equivalents of $164,900 and $89,673 for the years ended December 31, 2023 and 2022, respectively.

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

Leases

The Company accounts for its leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases (“ASC 842”).

The Company has arrangements involving the lease of facilities and the lease of copiers. Under ASC 842, at inception of the arrangement, the Company determines whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. This determination, among other considerations, involves an assessment of whether the Company can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. The Company accounts for the leases of less than 12 months as short-term leases.

The Company recognizes right-of-use (“ROU”) assets and lease liabilities as of the lease commencement date based on the net present value of the future minimum lease payments over the lease term. The Company amortizes the right-of-use assets over the remaining terms of the lease. ASC 842 requires the leases to use the rate implicit in the lease unless it is not readily determinable and then it may use its incremental borrowing rate (“IBR”) to discount the future minimum lease payments. Most of the Company’s leases do not provide an implicit rate; therefore, the Company uses its IBR to discount the future minimum lease payments. The Company determines its IBR with its credit rating and other economic information available as of the commencement date, as well as the identified lease term. During the assessment of the lease term, the Company considers its renewal options and extensions within the arrangements and the Company includes these options when it’s reasonably certain to extend the term of the lease.

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

Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and requires disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.

Level 2:	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company determines fair value for cash equivalents with Level 1 inputs through the reference to the quoted market prices.

There were no liabilities measured at fair value on a recurring basis, and no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

The carrying values of financial instruments such as prepaid expenses, accounts payable, and accrued expenses approximated fair value as of December 31, 2023 and 2022 due to their short-term maturities.

Impairment of Property and Equipment

The Company evaluates its long-lived assets with definite lives, such as fixed assets and right-of-use assets for impairment. The carrying value of fixed assets and right-of use assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors which the Company considers to be triggering events for impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating loss or cash flow decline combined with a history of operating loss or cash flow uses or a projection that demonstrates continuing losses and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If the assets are not recoverable, the impairment charge is measured as the amount by which the carrying value of the asset group exceeds the fair value.

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

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of December 31, 2023. Any interest or penalties are charged to expense. During the years ended December 31, 2023 and 2022, the Company had no significant interest and penalties. Tax years subsequent to December 31, 2019 are subject to examination by federal and state authorities.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through December 31, 2023 that are directly related to the January 2024 Offering and that will be charged to stockholders’ equity upon the completion of the January 2024 Offering.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	December 31,
	2023	2022
Options to purchase common stock	29,770	35,992
Restricted stock units	7,875	-
Warrants for common stock	271,714	40,594
Class A Warrants for common stock	124,200	124,200
Class B Warrants for common stock	3,770	3,770

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

Recently Issued Accounting Standards

The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying consolidated financial statements.

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

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company has received the right to sublicense certain Toray intellectual property to Sanyoseiko in connection with Sanyoseiko’s ongoing agreement with the Company to manufacture its Symphony device and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provides for the transfer of certain technology related to the cartridges to Sanyoseiko. The royalty payments payable by the Company to Toray have been reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future. There were no sales of or revenues from the cartridges during the 12-month periods ended December 31, 2023 and 2022.

Under the New Toray Supply Agreement, Toray will manufacture in the near-term (through its wholly owned subsidiary Kamakura Techno- Science, Inc.) certain product intermediate components for use in cartridges being manufactured for the Company by Sanyoseiko. These cartridges made using Toray intermediates are for the purpose of obtaining FDA approval and not for commercial sale. The New Toray Supply Agreement has a term ending on the earlier of October 23, 2025 or the date that the Company obtains FDA approval for its product, and may be extended for up to six months by mutual agreements of the parties. Once FDA approval has been obtained, the intermediates and cartridges will be manufactured by SanyoSeiko under a separate supply agreement between the Company and SanyoSeiko.

At December 31, 2023 and 2022, there were no amounts accrued related to the New Toray License Agreement or the License Agreement.

4. WARRANTS

The following table summarizes information with regard to warrants outstanding at December 31, 2023:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Common Stock Warrants	271,714	Common Stock	$15.94	4.3
Class A Warrants	124,200	Common Stock	$140.00	2.8
Class B Warrants	3,770	Common Stock	$200.00	2.8

As part of the August 2023 Offering that occurred during the year ended December 31, 2023, the Company issued 216,000 Warrants and 15,120 Placement Agent Warrants, which were accounted for as equity classified financial instruments under ASC 815, Derivatives and Hedging.  There were no exercises of Common Stock Warrants during the years ended December 31, 2023 and 2022.

Holders of Class B Warrants may also exercise such warrants on a “cashless” basis after the earlier of (i) 10 trading days from closing date of the offering or (ii) the time when $10.0 million of volume is traded in the Company’s common stock, if the volume weighted average price of the Company’s common stock on any trading day on or after the closing date of the offering fails to exceed the exercise price of the Class B Warrant (subject to adjustment as described in the warrant agreement). During the year ended December 31, 2023, no Class A or Class B Warrants were exercised. During the year ended December 31, 2022, 2,005 Class B Warrants were exercised, all on a cashless basis, while there were no exercises of Class A Warrants.

5. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Company’s Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan is 31,472. At December 31, 2023 there were 13,113 shares of common stock available for grant under the 2018 Plan.

On July 6, 2021, the Company’s Board of Directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 98,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At December 31, 2023 there were 40,377 shares of common stock available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for years ended December 31, 2023:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	3,000	$25.80
Granted	25,609	8.80
Vested	(19,484)	9.45
Cancelled / forfeited	(1,250)	25.80
Outstanding at December, 2023	7,875	$10.96

The following is a summary of stock option activity for the year ended December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	35,992	$39.25	6.5	$20,578
Granted	1,000	10.60
Exercised	-	-
Cancelled / forfeited	(7,222)	46.57
Outstanding at December 31, 2023	29,770	$36.51	6.7	$-
Exercisable at December 31, 2023	25,548	$35.59	6.5	$-

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $10.60 per share and $28.40 per share, respectively. The Company determined the grant-date fair value of stock option awards granted during the years ended December 31, 2023 and 2022 using the Black-Scholes model with the following assumptions:

	2023	2022
Risk-free interest rate	3.63%	1.58% – 4.35%
Expected dividend yield	0.00%	0.00%
Volatility factor	108.78%	102.03% – 107.36%
Expected life of option (in years)	6.00	5.40 – 6.00

Stock-Based Compensation Expense

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense as follows:

	Year ended December 31,
	2023	2022
Research and development	$62,955	$64,352
General and administrative	133,840	367,702
Marketing and business development	(7,550)	950
Total stock-based compensation	$189,245	$433,004

At December 31, 2023, there was approximately $38,002 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 1.16 years. At December 31, 2023, there was approximately $14,060 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 0.75 years.

6. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company may purchase certain lab supplies for NanoHybrids and rebill these costs to NanoHybrids. The Company’s Chief Technology Officer is the majority shareholder of NanoHybrids. The table below summarizes the amounts earned for the years ended December 31, 2023 and 2022 and balances due from NanoHybrids as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Income from NanoHybrids included in Other Income	$178,042	$163,256
Cash receipts from NanoHybrids	$156,504	$143,525

	As of December 31,
	2023	2022
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$41,269	$19,731

Toray Industries, Inc.

In June 2022, the Company sold five Symphony analyzers to the Company’s business partner, Toray, for $249,040, all of which was paid in June 2022. Future sales to Toray are not currently anticipated.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2023 and 2022:

		December 31,
	Depreciable lives	2023	2022
Construction in process		$1,052,822	$375,466
Furniture, fixtures, and equipment	3-5 years	141,164	136,942
Software	3 years	4,457	4,457
Lab equipment	3-5 years	1,287,783	1,268,380
Leasehold improvements	Life of lease	43,231	43,231
		2,529,457	1,828,476
Less: accumulated depreciation		(1,243,716)	(596,406)
Property and equipment, net		$1,285,741	$1,232,070

The Company reviews long-lived assets for impairment when events, expectations, or changes in circumstances indicate that the asset’s carrying value may not be recoverable. As a result of this review in 2023, the Company revised the useful life of certain lab equipment in the first quarter of 2023 due to a change in expectations of the time the equipment will be used which resulted in approximately $382,795 of additional depreciation recorded in the year ended December 31, 2023.

8. LEASES

The Company primarily enters into lease arrangements for office, laboratory space, and copiers. A summary of supplemental lease information is as follows:

	December 31,
	2023	2022
Weighted average remaining lease term - operating leases (in years)	2.9	3.7
Weighted average remaining lease term - finance leases (in years)	4.1	5.1
Weighted average discount rate	7.0%	7.0%
Operating cash flows from operating leases	$174,640	$149,700
Operating cash flows from finance leases	$4,807	$-

A summary of the Company’s lease assets and liabilities are as follows:

	December 31,
	2023	2022
Operating lease right-of-use asset	$333,267	$465,514
Finance leases in Property and Equipment	15,152	21,067
Total lease assets	348,419	486,581
Current portion of operating lease liability	162,990	168,706
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Noncurrent operating lease liabilities	189,987	323,915
Noncurrent finance lease liabilities	12,321	15,823
Total lease liabilities	$370,105	$513,251

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2023:

Year	Operating Lease	Finance Lease
2024	$162,990	$4,807
2025	100,000	4,807
2026	100,000	4,807
2027	25,000	5,207
Thereafter	-	-
Total future lease payments	387,990	19,628
Less: Imputed interest	35,013	2,500
Present value of lease liability	$352,977	$17,128

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In October 2022, the Company entered into a non-cancelable purchase commitment with an international materials vendor for items needed for both development of the Symphony product line and also to resell to its customers. This agreement commits the Company to purchase approximately $800,000 in goods, of which 50% was prepaid in 2022, with the remainder being paid in 2023. All goods have been received under this arrangement as of December 31, 2023.

The Company had multiple open purchase commitments with its primary contract manufacturing organization in Japan related to the buildout of a manufacturing line for the IL-6 cartridges for the Symphony device as of December 31, 2022 for approximately $375,000. During the year ended December 31, 2023, the Company purchased all items related to these purchase commitments.

Separation Agreement

Under the terms of a separation agreement with Mr. Kenneth Fisher, the Company’s former Chief Financial Officer, the Company has agreed to compensate Mr. Fisher $240,000 (representing six months of base salary and the pro rata amount of Mr. Fisher’s 2023 target bonus). The payments of such amounts are subject to the compliance by Mr. Fisher of certain ongoing covenants with respect to confidentiality, cooperation and other matters. Mr. Fisher departed from the Company on September 26, 2023, and the Company has recorded a severance liability of $240,000, which was included in accrued severance in the amount of $150,000 and in accrued bonuses of $90,000.

The Company has paid Mr. Fisher $80,000 as of December 31, 2023, resulting in an remaining accrual of $160,000 which has been included accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2023.

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of Cartridges, the Company will also make royalty payments to Toray equal to 7.5% of the net sales of the Cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the Cartridges through December 31, 2023.

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

10. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
Prepaid insurance	$136,342	$751,979
Vendor prepayments	558,959	681,218
Prepaid other	51,962	240,283
Total prepaid expenses and other current assets	$747,263	$1,673,480

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Accrued personnel costs	$566,087	$533,577
Goods received but unpaid	78,579	10,077
Accrued expenses for CFO separation agreement	160,000	-
Accrued legal fees	157,670	61,737
Accrued other	154,575	230,339
Total accrued expenses and other current liabilities	$1,116,911	$835,730

11. INCOME TAX

No provision for federal income taxes has been recorded for the years ended December 31, 2023 and 2022 due to net losses and the valuation allowance established.

Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$4,553,431	$3,043,585
Tax credits	546,325	190,489
Intangible assets	58,063	66,716
Capitalized R&D expenses	2,106,995	1,018,165
Fixed assets	114,657	37,580
Other	314,958	272,106
Total deferred tax assets	7,694,429	4,628,641
Valuation allowance	(7,694,429)	(4,628,641)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit and tax credits	7.43%	6.86%
Change in valuation allowance	(30.80)%	(29.06)%
Permanent differences	2.37%	1.20%
Effective tax rate	0.00%	0.00%

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

The Company continues to maintain a full valuation allowance against its deferred tax assets. During the years ended December 31, 2023 and 2022, management assessed the positive and negative evidence in its operations, and concluded that it is more likely than not that its deferred tax assets as of December 31, 2023 and 2022 will not be realized given the Company’s history of operating losses. The valuation allowance against deferred tax assets increased by approximately $3.1 million and $2.7 million during 2023 and 2022, respectively, related to a full valuation allowance recorded against capitalized research expenditures, additional net operating losses and tax credits generated in the year.

As of December 31, 2023, the Company had federal net operating losses of approximately $16.8 million. The Company’s federal net operating losses incurred prior to 2018 totaling $713,000 expire through 2037, while its federal net operating losses incurred in 2018 to 2023 totaling approximately $16.1 million can be carried forward indefinitely but are limited to 80% utilization against future taxable income each year.

As of December 31, 2023, the Company had post-apportioned state net operating losses of approximately $16.3 million that can generally be carried forward 20 years and will expire at various dates through 2043. As of December 31, 2022, the Company had post-apportioned Massachusetts net operating losses of approximately $10.8 million that can generally be carried forward 20 years and will expire at various dates through 2042.

12. SUBSEQUENT EVENTS

January 2024 Offering

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 537,768 shares of the Company’s Common stock, par value $0.0001 per share and (ii) prefunded warrants to purchase up to an aggregate 2,154,540 shares of Common Stock (the “Prefunded Warrants”). The Shares and Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 2,692,308 shares of Common Stock at an exercise price of $1.30 per share (the “January 2024 Warrants”). The combined public offering price was $1.30 per share of Common Stock and related January 2024 Warrant and $1.2999 per Prefunded Warrant and related January 2024 Warrant. The Company intends to use the net proceeds from the January Offering to fund matters related to obtaining FDA approval (including clinical studies related thereto), as well as for other research and development activities, and for general working capital needs.

The Prefunded Warrants are immediately exercisable and may be exercised at any time until all of the Prefunded Warrants are exercised in full The January 2024 Warrants are exercisable immediately upon issuance for a period of five years following the date of issuance.

Pursuant to an engagement letter, dated as of August 7, 2023, as amended October 11, 2023 (the “Amended Engagement Letter”), by and between the Company and the Placement Agent, the Company paid the Placement Agent a total cash fee of $245,000 equal to 7.0% of the gross proceeds received in the January 2024 Offering. The Company also paid the Placement Agent in connection with the January Offering a management fee of $35,000 equal to 1.0% of the gross proceeds raised in the January 2024 Offering and certain expenses incurred in connection with the January Offering. In addition, the Company issued to the Placement Agent, warrants to purchase up to an aggregate 188,462 shares of Common Stock (the “January 2024 Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of Common Stock and Prefunded Warrants sold in the January 2024 Offering. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Warrants, except that the January 2024 Placement Agent Warrants have an exercise price equal to $1.6250, or 125% of the offering price per share of Common Stock and related January 2024 Warrant sold in the January Offering and expire on the fifth anniversary from the date of the commencement of sales in the January 2024 Offering.

Concurrently with the closing of the January 2024 Offering, certain purchasers have elected to exercise Prefunded Warrants to purchase 174,770 shares of Common Stock.

Nasdaq Notification

On February 28, 2024, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for the previous 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The Company intends to take all reasonable measures available to achieve compliance and allow for continued listing on the Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.