Form 10-Q
period 2024-03-31
Bluejay Diagnostics, Inc.
filed 2024-05-15
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 2,904,448 shares of common stock outstanding at May 1, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,661,169	$2,208,516
Prepaid expenses and other current assets	788,578	747,263
Deferred offering costs	-	265,081
Total current assets	3,449,747	3,220,860

Property and equipment, net	1,301,460	1,285,741
Operating lease right-of-use assets	298,655	333,267
Other non-current assets	25,215	28,663
Total assets	$5,075,077	$4,868,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,825	$491,474
Operating lease liability, current	145,811	162,990
Accrued expenses and other current liabilities	1,108,105	1,116,911
Total current liabilities	1,525,741	1,771,375

Operating lease liability, non-current	170,703	189,987
Other non-current liabilities	11,407	12,321
Total liabilities	1,707,851	1,973,683

Commitments and Contingencies (See Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value; 7,500,000 shares authorized; 2,688,448 and 1,239,140 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	269	124
Additional paid-in capital	32,646,412	29,845,714
Accumulated deficit	(29,279,455)	(26,950,990)
Total stockholders’ equity	3,367,226	2,894,848
Total liabilities and stockholders’ equity	$5,075,077	$4,868,531

See accompanying notes to condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2024	2023
Operating expenses:
Research and development	$1,334,797	$1,354,549
General and administrative	1,086,884	1,176,977
Sales and marketing	6,424	148,046
Total operating expenses	2,428,105	2,679,572

Operating loss	(2,428,105)	(2,679,572)

Other income:
Other income, net	99,640	139,729
Total other income	99,640	139,729

Net loss	$(2,328,465)	$(2,539,843)

Net loss per share - Basic and diluted	$(0.99)	$(2.49)

Weighted average common shares outstanding:
Basic and diluted	2,359,376	1,018,755

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-20 reverse stock split effective July 24, 2023.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,239,140	$124	$29,845,714	$(26,950,990)	$2,894,848
Stock-based compensation expense	-	-	11,874	-	11,874
Issuance of Common Stock and PreFunded Warrants net of issuance costs of $444,950	712,538	71	2,788,898	-	2,788,969
Exercise of PreFunded Warrants	736,770	74	(74)	-	-
Net loss	-	-	-	(2,328,465)	(2,328,465)
Balance at March 31, 2024	2,688,448	$269	$32,646,412	$(29,279,455)	$3,367,226

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,010,560	$101	$28,538,274	$(16,997,102)	$11,541,273
Stock-based compensation expense	-	-	54,730	-	54,730
Grants of fully vested restricted stock units to settle accrued bonus, net of shares withheld	12,188	1	107,234	-	107,235
Net loss	-	-	-	(2,539,843)	(2,539,843)
Balance at March 31, 2023	1,022,748	$102	$28,700,238	$(19,536,945)	$9,163,395

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-20 reverse stock split effective July 24, 2023.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,328,465)	$(2,539,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,714	120,017
Stock-based compensation expense	11,874	219,589
Amortization of right-of-use asset	34,612	40,328
Non-cash interest expense for finance lease	294	-
Changes in operating assets and liabilities:
Deferred offering costs	265,081	-
Prepaid expenses and other current assets	(41,315)	(446,532)
Other non-current assets	3,448	1,768
Accounts payable	(219,649)	(314,773)
Other non-current Liabilities	(20,492)	-
Accrued expenses and other current liabilities	(21,178)	(14,161)
Net cash used in operating activities	(2,296,076)	(2,933,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,433)	(340,669)
Net cash used in investing activities	(35,433)	(340,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, gross	3,500,000	-
Payment of issuance costs of common stock	(445,950)	-
Payment of deferred offering costs	(265,081)	-
Payment of finance lease	(4,807)	(1,202)
Payment of tax withholding obligations on restricted stock units	-	(57,601)
Net cash provided in financing activities	2,784,162	(58,803)

Increase (decrease) in cash and cash equivalents	452,653	(3,333,079)
Cash and cash equivalents, beginning of period	2,208,516	10,114,990
Cash and cash equivalents, end of period	$2,661,169	$6,781,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Liabilities incurred for the purchase of property and equipment	-	$67,000

See accompanying notes to condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” or the “Company”) is a medical diagnostics company developing rapid tests using whole blood on our Symphony technology platform (“Symphony”) to improve patient outcomes in critical care settings. The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (the “FDA”), can provide a solution to a significant market need in the United States. Clinical trials indicate the Symphony device produces results in less than 20 minutes for intensive care units and emergency rooms, where rapid and reliable results are required.

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

FDA Regulatory and Clinical Trial Update

Our current regulatory strategy is designed to support commercialization of Symphony in the United States pending marketing authorization from the FDA. Previously, our regulatory strategy involved clinical studies involving COVID-19 patients. However, we have shifted our focus away from COVID-19 patients due to a significant decline in the number of COVID-19 related hospitalizations. Pursuant to this revised strategy, we are in the process of completing  a pilot clinical study (SYMON-1) and plan to begin clinical study (SYMON-2) to validate the results of the pilot study to support an FDA regulatory submission with an initial indication for risk stratification of hospitalized sepsis patients. We submitted a pre-submission application to the FDA presenting the new study design in May 2023 and participated in a pre-submission meeting on August 11, 2023. At the meeting, the FDA provided feedback on the new study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, we determined to proceed on this basis, which considers the FDA’s feedback.

In the first quarter of 2024, we initiated multicenter SYmphony IL-6 MONitoring Sepsis (“SYMON”) clinical studies investigating the role of interleukin-6 (IL-6) in patients diagnosed with sepsis and septic shock. This prospective study aims to assess the performance of IL-6 upon initial presentation to the intensive care unit (ICU). A preliminary analysis of the SYMON-I pilot clinical study (registered clinical trial number NCT06181604) highlighted that baseline levels of IL-6 are strongly associated with both in-hospital (40 survivors, 7 non-survivors) and 28-day mortality (31 survivors, 7 non-survivors) among sepsis patients. In contrast, baseline Sequential Organ Failure Assessment (SOFA) score which is used to assess organ dysfunction in sepsis patients did not predict in-hospital or 28-day mortality. We believe that the findings underscore the potential importance of IL-6 as a predictor and provide new insights into the potential pathways for improving sepsis outcomes.

Following these results, we are planning next steps in our clinical study process, which include a final analysis of the SYMON-I clinical study dataset upon completion of the study. Subject to our ability to remain a going concern, we intend to present the data at a future national scientific meeting and publish in peer-reviewed publications. The final results from the SYMON-I clinical study would inform the SYMON-II validation study, which we would plan to use to support a 510(k) application, which we are targeting for submission in 2025.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, competition from larger biotechnology companies and dependence on key personnel. The Company is also impacted by inflationary pressures and global supply chain disruptions currently impacting many companies.

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remain above $1.00, and that the market value of our publicly held securities be at least $1 million.

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

We intend to take all reasonable measures available to us to achieve compliance to allow for continued listing on the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If our common stock does not regain compliance with the minimum price requirement during the applicable compliance period, we may need to effect a reverse stock split, whereby shares of our common stock are consolidated so that the per-share trading price becomes greater than $1.00 per share. At our annual meeting of stockholders on May 14, 2024, our shareholders provided our Board of Directors with authority to implement such a reverse stock split, and our Board of Directors is currently evaluating whether and when to implement such a reverse stock split.

As of the close of business on May 9, 2024, the market value of our publicly held common stock (which is our only outstanding class of securities) was approximately $1.25 million. If the value of our publicly held common stock declines below $1 million, we would also be subject to Nasdaq delisting proceedings on that basis.

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

Any potential delisting of our common stock from the Nasdaq Capital Market may have materially adverse consequences to our stockholders, including:

●	A reduced market price and liquidity with respect to our shares of common stock, which could make our ability to raise new investment capital more difficult;

●	limited dissemination of the market price of our common stock;

●	limited news coverage;

●	limited interest by investors in our common stock;

●	volatility of the prices of our common stock, due to low trading volume;

●	our common stock being considered a “penny stock,” which would result in broker-dealers participating in sales of our common stock being subject to the regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act;

●	increased difficulty in selling our common stock in certain states due to “blue sky” restrictions; and

●	limited ability to issue additional securities or to secure additional financing.

On July 24, 2023, the Company executed a reverse stock split of its shares of common stock at a ratio of 1-for-20 (the “Reverse Stock Split”), with a corresponding reduction in the number of authorized outstanding number of shares of common stock from 100,000,000 to 7,500,000. The Reverse Stock Split became effective on July 24, 2023. All of the Company’s 2023 historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-20 reverse stock split.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

Our operations to date have    been funded primarily through the proceeds of (i) our initial public offering (the “IPO”) in November 2021 (the “IPO Date”), (ii) the registered direct offering of common stock and concurrent private placement of warrants that we completed on August 28, 2023, and (iii) the public offering of common stock and warrants that we completed on January 2, 2024. As of March 31, 2024, the Company possessed cash and cash equivalents of approximately $2.7 million, while having current liabilities of approximately $1.5 million. During the quarter ended March 31, 2024, the Company’s net cash used in operating activities was approximately $2.3 million. The Company expects that it will need to raise a material amount of additional capital in the imminent near-term to continue its operations, and that absent such near-term funding, it will likely run out of available cash resources in the near-term. The Company’s board of directors has been exploring potential pathways for material financing, or other strategic alternatives, and to date, the board of directors has not been able to identify alternatives that it believes to be viable. If the Company is unable to obtain financing in the imminent future, the Company’s board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws. In such event, the Company does not currently expect that holders of shares of common stock of the Company would recoup any material value in such process.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, its results of operations and cash flows for the three months ended March 31, 2024 and 2023, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other interim period within this fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2024, there were no changes to the significant accounting policies as described in the 2023 Audited Financial Statements.

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

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business. As of March 31, 2024 and December 31, 2023, the majority of the Company’s assets were located in the United States.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti -dilutive are as follows (in common stock equivalent shares):

Potentially Dilutive Securities Listing:	March 31,
	2024	2023
Options to purchase common stock	29,770	36,992
Restricted stock units (RSUs)	1,000	9,875
Warrants for common stock	271,714	40,594
Class A warrants for common stock	124,200	124,200
Class B warrants for common stock	3,770	3,770
5-Year warrants for common stock	2,692,308	-
Prefunded warrants for common stock	1,243,000	-

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This amends the ASC 815 Derivatives and Hedging—Contracts in Entity’s Own Equity to simplify the guidance on (1) accounting for convertible instruments, and (2) the derivatives scope exception for contracts in an entity’s own equity. The guidance on earnings per share (“EPS”) has also been amended to simplify the calculations and make them more internally consistent. The Company adopted this new standard on January 1, 2024. The new standard had no impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying unaudited condensed consolidated financial statements.

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company has received the right to sublicense certain Toray intellectual property to Sanyoseiko in connection with Sanyoseiko’s ongoing agreement with the Company to manufacture its Symphony device and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provides for the transfer of certain technology related to the cartridges to Sanyoseiko. The royalty payments payable by the Company to Toray have been reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future. There were no sales of or revenues from the cartridges during the three month periods ended March 31, 2024 and 2023.

Under the New Toray Supply Agreement, Toray is manufacturing (through its wholly owned subsidiary Kamakura Techno- Science, Inc.) certain product intermediate components for use in cartridges being manufactured for the Company by Sanyoseiko. These cartridges made using Toray intermediates are for the purpose of obtaining FDA approval and not for commercial sale. The New Toray Supply Agreement has a term ending on the earlier of October 23, 2025 or the date that the Company obtains FDA approval for its product, and may be extended for up to six months by mutual agreements of the parties. If FDA approval is obtained, Sanyoseiko will be required to manufacture the intermediates and cartridges under a separate supply agreement between the Company and Sanyoseiko.

At March 31, 2024 and 2023, there were no amounts accrued related to the New Toray License Agreement.

4. WARRANTS

The following table summarizes information with regard to warrants outstanding at March 31, 2024:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
January 2024 Common Stock Warrants	2,692,308	Common Stock	$1.30	4.8
January 2024 Placement Agent Warrants	188,462	Common Stock	$1.625	4.8
January 2024 Prefunded Warrants	1,243,000	Common Stock	$0.0001	–
August 2023 Common Stock Warrants	216,000	Common Stock	$7.365	4.4
August 2023 Placement Agent Warrants	15,120	Common Stock	$9.2063	4.4
Class A Warrants	124,200	Common Stock	$140.00	2.6
Class B Warrants	3,770	Common Stock	$200.00	2.6
Other Pre-2024 Common Stock Warrants	40,594	Common Stock	$64.73	1.9

January 2024 Common Stock Warrants, January 2024 Placement Agent Warrants and January 2024 Prefunded Warrants

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 537,768 shares of the Company’s common stock, and (ii) prefunded warrants to purchase up to an aggregate 2,154,540 shares of common stock (the “Prefunded Warrants”). The Shares and Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 2,692,308 shares of Common Stock at an exercise price of $1.30 per share (the “January 2024 Warrants”). The combined public offering price was $1.30 per share of Common Stock and related January 2024 Warrant and $1.2999 per Prefunded Warrant and related January 2024 Warrant.

The Prefunded Warrants are immediately exercisable and may be exercised at any time until all of the Prefunded Warrants are exercised in full. The January 2024 Warrants are exercisable immediately upon issuance for a period of five years following the date of issuance.

Pursuant to an engagement letter, dated as of August 7, 2023, as amended October 11, 2023 (the “Placement Agent Engagement Letter”), by and between the Company and the H.C. Wainwright & Co., LLC, or the placement agent, the Company paid the placement agent a total cash fee of $245,000 equal to 7.0% of the gross proceeds received in the January 2024 Offering. The Company also paid the placement agent in connection with the January Offering a management fee of $35,000 equal to 1.0% of the gross proceeds raised in the January 2024 Offering and certain expenses incurred in connection with the January Offering. In addition, the Company issued to the placement agent, warrants to purchase up to an aggregate 188,462 shares of common stock (the “January 2024 Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of common stock and Prefunded Warrants sold in the January 2024 Offering. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Warrants, except that the January 2024 Placement Agent Warrants have an exercise price equal to $1.6250, or 125% of the offering price per share of common stock and related January 2024 Warrant sold in the January Offering and expire on the fifth anniversary from the date of the commencement of sales in the January 2024 Offering.

As of March 31, 2024, 911,540 of the Prefunded Warrants had been exercised, and between March 31, 2014 and the date of this filing (May 15, 2024), an additional 216,000 of the Prefunded Warrants were exercised.

5. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 31,472.  At March 31, 2024, there were 13,113 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 98,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At March 31, 2024, there were 40,377 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for the three months ended March 31, 2024:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	7,875	$10.96
Granted	-	-
Vested	(6,875)	8.30
Forfeited	-	-
Outstanding at March 31, 2024	1,000	$25.80

In February 2023, the Company issued 18,734 fully vested restricted stock units to certain employees in lieu of cash to satisfy their 2022 bonuses of which 6,546 shares were withheld for tax liabilities with a fair value of $57,588. The number of restricted stock unit awards issued were determined based on the approved bonus amount divided by the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as stock compensation expense on the date of grant with a reversal of the related accrued bonus recorded in 2022.

The following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2023	29,770	$36.51	6.5	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and forfeited	-	-	-	-
Outstanding at March 31, 2024	29,770	$36.51	6.3	$-
Exercisable at March 31, 2024	26,209	$36.51	6.3	$-

There were no options granted during the three months ended March 31, 2024

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $0.44 per share. The Company calculated the grant-date fair value of stock option awards granted during the three months ended March 31, 2023 using the Black-Scholes model with the following assumptions:

Risk-free interest rate	3.63%
Expected dividend yield	0.00%
Volatility factor	108.78%
Expected life of option (in years)	6.0%

Stock-Based Compensation Expense

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$4,845	$44,845
General and administrative	7,029	159,584
Sales and marketing	-	15,160
Total stock-based compensation	$11,874	$219,589

At March 31, 2024, there was approximately $12,609 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 0.91 years. At March 31, 2024, there was approximately $6,331 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 0.50 years.

6. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids are billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company may purchase certain lab supplies for NanoHybrids and rebill these costs to NanoHybrids. NanoHybrids is majority owned by the Company’s Chief Technology Officer. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three-month periods’ ended March 31, 2024 and 2023, and balances due as of March 31, 2024 and December 31, 2023:

	Three Months Ended March 31,
	2024	2023
Income from NanoHybrids included in Other Income	$73,591	$95,798
Cash receipts from NanoHybrids	$-	$19,731

	As of
	March 31, 2024	December 31, 2023
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$73,591	$41,269

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	Depreciable lives	March 31, 2024	December 31, 2023
Construction-in-process		$1,088,255	$1,052,822
Furniture, fixtures, and equipment	3-5 years	141,164	141,164
Software	3-5 years	4,457	4,457
Lab equipment	3-5 years	1,287,783	1,287,783
Leasehold improvements	Shorter of useful life or life of lease	43,231	43,231
		2,564,890	2,529,457
Less: accumulated depreciation		(1,263,430)	(1,243,716)
Property and equipment, net		$1,301,460	$1,285,741

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

8. LEASES

The Company has lease arrangements for office, laboratory space and copiers. A summary of supplemental lease information is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Weighted average remaining lease term – operating leases (in years)	2.7	3.5
Weighted average remaining lease term – finance leases (in years)	3.9	4.8
Weighted average discount rate	7.0%	7.0%
Operating cash flows from operating leases	$44,214	$43,564
Operating cash flows from finance leases	$4,807	$1,202

A summary of the Company’s lease assets and liabilities are as follows:

	March 31, 2024	December 31, 2023
Operating lease right-of-use asset	$298,655	$333,267
Finance lease asset – property & equipment, net	13,970	15,152
Total lease assets	312,625	348,419
Current portion of operating lease liability	145,811	162,990
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current portion of operating lease liabilities	170,703	189,987
Non-current portion of finance lease liabilities included in other non-current liabilities	11,407	12,321
Total lease liabilities	$332,728	$370,105

A summary of the Company’s estimated operating lease payments are as follows:

Year
2024 (1)	$120,812
2025	100,000
2026	100,000
2027	25,000
2028	-
Thereafter	-
Total future lease payments	345,812
Less: Imputed interest	29,298
Present value of lease liability	$316,514

(1)	Excludes the three months ended March 31, 2024

9. COMMITMENTS AND CONTINGENCIES

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of Cartridges, the Company will also make royalty payments to Toray equal to 7.5% of the net sales of the Cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the Cartridges through March 31, 2024.

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

10. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid insurance	$37,090	$136,342
Vendor prepayments	538,019	558,959
Prepaid other	213,469	51,962
Total prepaid expenses and other current assets	$788,578	$747,263

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued personnel costs	$519,377	$566,087
Good received but unpaid	8,066	78,579
Accrued expenses for CFO separation agreement	20,000	160,000
Accrued legal fees	107,570	157,670
Accrued clinical trial expenses	350,620	-
Accrued other	102,472	154,575
Total accrued expenses and other current liabilities	$1,108,105	$1,116,911

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

Overview

We are a clinical-stage medical diagnostics company developing rapid tests using whole blood on our Symphony platform (“Symphony”) to improve patient outcomes in critical care settings. Our Symphony technology platform is an exclusively licensed, patented system that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), can provide a solution to a significant market need in the United States. Clinical trials indicate Symphony produces results in less than 20 minutes for intensive care units and emergency rooms, where rapid and reliable results are required.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $2.3 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. We had negative cash flow from operating activities of approximately $2.3 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of approximately $29.2 million as of March 31, 2024.

As further described below under “Liquidity and Going Concern Uncertainty” as of March 31, 2024, the Company possessed cash and cash equivalents of approximately $2.7 million, while having current liabilities of approximately $1.5 million. During the quarter ended March 31, 2024, the Company’s net cash used in operating activities approximately $2.3 million. The Company will need to raise a material amount of additional capital in the imminent near-term to continue as a going concern, and that absent such near-term funding, it will likely run out of available cash resources in the near-term. If we are unable to obtain financing in the near-term, or otherwise consummate strategic alternatives, we could determine to undertake a process of liquidation under U.S. bankruptcy laws.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	1,334,796	1,354,549
General and administrative	1,086,884	1,176,977
Sales and marketing	6,426	148,046
Total operating expenses	2,428,105	2,679,572

Operating loss	(2,428,105)	(2,679,572)

Other income:
Other income, net	99,460	139,729
Total other income	99,640	139,729
Net loss	$(2,328,465)	$(2,539,843)

Research and Development

Research and development expenses for the three months ended March 31, 2024 were approximately $1.3 million as compared to approximately $1.4 million for the same period in 2023. The slight decrease in research and development expenses was primarily due to a reduction in technology transfer efforts which offset increased clinical trial expenses. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy, technology transfer efforts and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024, were approximately $1.1 million as compared to approximately $1.2 million for the comparable period in 2023. The minor decrease in general and administrative expenses is due to continued efforts to preserve capital by limiting our investment in infrastructure and reducing professional services commensurate with our commercialization timeline. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024 were approximately $6,500 as compared to approximately $148,000 for the comparable period in 2023. The decrease in sales and marketing expenses was due to a reduction in spending in all sales and marketing efforts.

Other Income, net

Other income, net for the three months ended March 31, 2024 was approximately $100,000 as compared to $140,000 for the same periods in 2023. The decrease in net other income was primarily due to lower interest income due to a reduction in our cash balance resulting in a decrease of approximately $12,000 and a decrease of approximately $22,000 in related party income from NanoHybrids.

Liquidity and Going Concern Uncertainty

Our operations to date have been funded primarily through the proceeds of (i) our initial public offering (the “IPO”) in November 2021 (the “IPO Date”), (ii) the registered direct offering of common stock and concurrent private placement of warrants that we completed on August 28, 2023, and (iii) the public offering of common stock and warrants that we completed on January 2, 2024. As of March 31, 2024, the Company possessed cash and cash equivalents of approximately $2.7 million, while having current liabilities of approximately $1.5 million. During the quarter ended March 31, 2024, the Company’s net cash used in operating activities was approximately $2.3 million. The Company expects that it will need to raise a material amount of additional capital in the imminent near-term to continue as a going concern, and that absent such near-term funding, it will likely run out of available cash resources in the near-term

We continue to develop the Symphony device and its first test for the measurement of IL-6, including conducting clinical trials to obtain additional data to support a submission to obtain FDA clearance of the Symphony device. However, our ability to continue these activities and continue operations (both over the next 12 months and in the near-term) is dependent on the Company obtaining additional capital in the near-term. As a result of our lack of cash, we have slowed the timeline of our clinical trial work to preserve cash resources in the near-term, and we expect that this will delay our Symphony platform regulatory submission timeline until 2025. If we fail to obtain additional financing in the near-term, this timeline could be delayed further, and we could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets.

As a result of the foregoing, we are actively exploring potential opportunities to raise additional capital in the near-term to fund our operations. To date, our board of directors has not been able to identify alternatives that it believes to be viable. There can be no assurance that such additional capital will be available on a timely basis or on acceptable terms. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to the Company’s existing stockholders. If we are unable to obtain financing in the near-term, our board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws. In such event, we do not currently expect that holders of shares of our common stock would recoup any material value in such process.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Three Months Ended March 31,
	2024	2023
Cash proceeds (used in) provided by:
Operating activities	$(2,296,076)	$(2,933,607)
Investing activities	(35,433)	(340,669)
Financing activities	2,784,162	(58,803
Net increase (decrease) in cash and cash equivalents	$452,653	$(3,333,079)

Net cash used in operating activities

During the three months ended March 31, 2024, we used approximately $2.3 million in cash for operating activities, a decrease of approximately $0.6 million as compared to approximately $2.9 million for the same period in 2023. The decrease in net cash used in operating activities was primarily due to a decrease in personnel costs and product development costs.

Net cash used in investing activities

During the three months ended March 31, 2024, we used approximately $35,000 in cash for investing activities, a decrease of approximately $306,000 as compared to the same period in 2023. The decrease in net cash used in investing activities was due to limited purchasing of manufacturing equipment.

Net cash used in financing activities

During the three months ended March 31, 2024, we raised approximately $2.8 million in cash through financing activities, an increase of approximately $2.8 million as compared to the same period in 2023. The increase in net cash generated by financing activities was due our public offering on January 2, 2024.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of IPO (November 2021), (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s 2023 annual report on Form 10-K on file with the SEC. The following disclosures supplement such Risk Factors, and should be read in conjunction therewith:

Additional Risks Related to Our Financial Condition and Capital Requirements

To remain a going concern, we are in need of imminent material additional capital and absent our ability to raise such material capital in the imminent near-term, we may be required to undertake a process of liquidation under U.S. bankruptcy laws, which we expect would holders of our common stock not recouping any material value for their shares.

As of March 31, 2024, we possessed cash and cash equivalents of approximately $2.7 million, while having current liabilities of approximately $1.5 million. During the quarter ended March 31, 2024, our net cash used in operating activities was approximately $2.3 million, and we will need to raise a material amount of additional capital in the imminent near-term to continue as a going concern, and that absent such near-term funding, we will likely run out of available cash resources in the near-term. Our board of directors has been exploring potential pathways for material financing, or other strategic alternatives, and to date, the board of directors has not been able to identify alternatives that it believes to be viable. If we are unable to obtain financing in the imminent future, our board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws. In such event, we do not currently expect that holders of shares of our common stock would recoup any material value in such process.

In addition to our current non-compliance with Nasdaq’s $1.00 minimum bid price requirement, a further decline in the price of our common stock could cause us to be delisted by Nasdaq on that basis.

In addition to Nasdaq’s $1.00 per share bid price requirement, we are also required under Nasdaq rules to maintain a market value of our publicly held securities of at least $1 million. As of the close of business on May 9, 2024, the market value of our publicly held common stock (which is our only outstanding class of securities) was approximately $1.25 million. If the value of our publicly held common stock declines below $1 million, we would also be subject to Nasdaq delisting proceedings on that basis.

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

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	President, Chief Executive Officer and Director	May 15, 2024
Neil Dey	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)