Form 10-Q
period 2024-06-30
Bluejay Diagnostics, Inc.
filed 2024-08-14
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 6,252,192 shares of common stock outstanding at August 6, 2024.

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

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

EXPLANATORY NOTE

In this Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Bluejay Diagnostics, Inc. and its wholly owned subsidiary Bluejay SpinCo, LLC, taken as a whole.

iii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,058,415	$2,208,516
Prepaid expenses and other current assets	959,993	747,263
Deferred offering costs	-	265,081
Total current assets	9,018,408	3,220,860

Property and equipment, net	1,552,994	1,285,741
Operating lease right-of-use assets	263,402	333,267
Other non-current assets	24,407	28,663
Total assets	$10,859,211	$4,868,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490,056	$491,474
Operating lease liability, current	128,633	162,990
Accrued expenses and other current liabilities	1,290,753	1,116,911
Notes payable, net	147,440	-
Total current liabilities	2,056,882	1,771,375

Operating lease liability, non-current	150,777	189,987
Other non-current liabilities	10,477	12,321
Total liabilities	2,218,136	1,973,683

Commitments and Contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 7,500,000 shares authorized; 2,584,058 and 154,893 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	258	16
Additional paid-in capital	40,395,652	29,845,822
Accumulated deficit	(31,754,835)	(26,950,990)
Total stockholders’ equity	8,641,075	2,894,848
Total liabilities and stockholders’ equity	$10,859,211	$4,868,531

See accompanying notes to condensed consolidated financial statements.

 Reflects a 1-for-8 reverse stock split effective June 20, 2024

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$1,032,474	$1,676,256	$2,366,019	$3,030,805
General and administrative	862,482	1,073,103	1,950,618	2,250,080
Sales and marketing	305	154,329	6,728	302,375
Total operating expenses	1,895,261	2,903,688	4,323,365	5,583,260

Operating loss	(1,895,261)	(2,903,688)	(4,323,365)	(5,583,260)

Other income:
Interest Expense	(626,471)	(336)	(631,689)	(685)
Other income	46,352	90,719	151,209	230,797
Other income (expense), net	(580,119)	90,383	(480,480)	230,112

Net loss	$(2,475,380)	$(2,813,305)	$(4,803,845)	$(5,353,148)

Net Loss per share – Basic and diluted	$(5.12)	$(22.00)	$(12.35)	$(41.95)
Weighted average common shares outstanding – Basic and diluted	483,164	127,881	389,042	127,608

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	154,893	$16	$29,845,822	$(26,950,990)	$2,894,848
Stock-based compensation expense	-	-	11,874	-	11,874
Issuance of Common Stock and Prefunded Warrants net of issuance costs of $444,950	89,067	9	2,788,960	-	2,788,969
Exercise of January 2024 Prefunded Warrants	92,096	9	(9)	-	-
Net loss	-	-	-	(2,328,465)	(2,328,465)
Balance at March 31, 2024	336,056	$34	$32,646,647	$(29,279,455)	$3,367,226
Stock-based compensation expense	-	-	6,010	-	6,010
Exercise of January 2024 Prefunded Warrants	155,376	15	(15)	-	-
Issuance of Common Stock in connection with Bridge Note Financing	72,537	7	307,556	-	307,563
Issuance of Common Stock in connection with June 2024 Offering, net of issuance costs of $1,399,500	2,020,089	202	7,435,454	-	7,435,656
Net loss	-	-	-	(2,475,380)	(2,475,380)
Balance at June 30, 2024	2,584,058	258	40,395,652	(31,754,835)	8,641,075

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	126,320	$13	$28,538,362	$(16,997,102)	$11,541,273
Stock-based compensation expense	-	-	54,730	-	54,730
Grants of fully vested restricted stock units to settle accrued bonus, net of shares withheld	1,524	0	107,235	-	107,235
Net loss	-	-	-	(2,539,843)	(2,539,843)
Balance at March 31, 2023	127,844	$13	$28,700,327	$(19,536,945)	$9,163,395
Stock-based compensation expense	-	-	27,702	-	27,702
Issuance of Common Stock	94	-	-	-	-
RSU tax withholding	(45)		(1,453)	-	(1,453)
Net loss	-	-	-	(2,813,305)	(2,813,305)
Balance at June 30, 2023	127,893	$13	$28,726,576	$(22,350,250)	$6,376,339

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-8 reverse stock split effective June 20, 2024

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,803,845)	$(5,353,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	38,178	373,192
Stock-based compensation expense	17,884	247,293
Amortization of right-of-use asset	69,865	80,655
Non-cash interest expense for finance lease	571	-
No-cash interest expense for notes payable	621,904	-
Impairment of property and equipment	-	1,787
Changes in operating assets and liabilities:
Deferred offering costs	265,081	-
Prepaid expenses and other current assets	(212,730)	191,968
Other non-current assets	4,256	3,536
Accounts payable	(214,072)	(429,590)
Other non-current liabilities	(41,625)	-
Accrued expenses and other current liabilities	104,851	472,980
Net cash used in operating activities	(4,149,682)	(4,411,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(305,431)	(541,774)
Net cash used in investing activities	(305,431)	(541,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net of discounts of $287,580	2,000,000	-
Repayment of notes payable	(1,917,210)	-
Proceeds from issuance of common stock and prefunded warrants	12,069,075	-
Issuance costs related to issuance of common stock	(1,844,450)	-
Payment of finance lease	(2,403)	(2,403)
Payment of tax withholding obligations on restricted stock units	-	(59,079)
Net cash provided by (used in) financing activities	10,305,012	(61,482)

Increase (decrease) in cash and cash equivalents	5,849,899	(5,014,583)
Cash and cash equivalents, beginning of period	2,208,516	10,114,990
Cash and cash equivalents, end of period	$8,058,415	$5,100,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Fair value of common stock issued in connection with notes payable	$307,563	-
Liabilities incurred for the purchase of property and equipment	-	$65,260

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

In the future, Bluejay also plans to explore new products to support Bluejay’s biomarker detection program. Furthermore, Bluejay plans to explore strategic opportunities around the specimen biobanks generated from the SYMON I and SYMON II clinical studies.

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

Risks and Uncertainties

Risks related to the Company’s FDA regulatory and clinical trial, Nasdaq listing and going concern status are each described below. In addition, the Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, competition from larger biotechnology companies, availability of raw materials and device components, and dependence on key personnel.

FDA Regulatory and Clinical Trial Update

Our current regulatory strategy is designed to support commercialization of Symphony in the United States pending marketing authorization from the FDA. Previously, our regulatory strategy involved clinical studies involving COVID-19 patients. However, we have shifted our focus away from COVID-19 patients due to a significant decline in the number of COVID-19 related hospitalizations. Pursuant to this revised strategy, we have completed a pilot clinical study (SYMON-1) and plan to begin a clinical study (SYMON-2) to validate the results of the pilot study to support an FDA regulatory submission with an initial indication for risk stratification of hospitalized sepsis patients. We submitted a pre-submission application to the FDA presenting the new study design in May 2023 and participated in a pre-submission meeting on August 11, 2023. At the meeting, the FDA provided feedback on the new study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, we determined to proceed on this basis, which considers the FDA’s feedback.

In the second quarter of 2024, we completed a multicenter SYmphony IL-6 MONitoring Sepsis (“SYMON”) clinical study investigating the role of interleukin-6 (IL-6) in patients diagnosed with sepsis and septic shock. This prospective study assessed the performance of IL-6 upon initial presentation to the intensive care unit (ICU). A primary analysis of the SYMON-I pilot clinical study (registered clinical trial number NCT06181604) highlighted that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU may predict patient mortality out to 28 days. We will seek to validate these findings in the SYMON-II pivotal study.

Furthermore, a secondary outcome of the SYMON-I study showed that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU is a predictor of patient mortality during their hospitalization. Other secondary outcomes showed that lactate and Sequential Organ Failure Assessment (SOFA), standard clinical tests used for sepsis and septic shock patients, were not predictors of patient mortality out to 28 days.

We believe that the findings underscore the potential importance of IL-6 as a predictor and provide new insights into the potential pathways for improving sepsis outcomes.

The SYMON II clinical study has three components: (1) collection, freezing, and biobanking of patient samples, (2) measuring IL-6 concentrations in the biobanked samples near the end of patient enrollment or after the patient enrollment has completed, and (3) analysis of the IL-6 data with the patient outcomes to see if the established IL-6 cutoff value has been validated for 28-day all-cause mortality.

We are planning to initiate the SYMON-II pivotal clinical study in the third quarter of 2024. We plan to use the Symphony IL-6 test to complete the testing in the SYMON-II clinical. If the results are positive, we intend to use SYMON-II as support in a 510(k) application to the FDA in 2025 for the following intended use: “Symphony IL-6 is intended for use to determine the IL-6 concentration as an aid in assessing the cumulative 28-day risk of all-cause mortality in conjunction with other laboratory findings and clinical assessments for patients diagnosed with sepsis or septic shock in the ICU.” We intend to present the SYMON-I and SYMON-II results at future national scientific meetings and publish them in peer-reviewed publications.

We remain in the development phase of the overall product launch cycle. We currently are experiencing issues with critical materials and pilot production performance that could negatively affect our projected timeline for FDA submission. We are developing plans to improve product performance and ensure supply of these critical materials, and to transfer production and all supply chain activities from the original developer and current supplier of cartridge intermediates (Toray) to an FDA registered contract manufacturer (CMO). We expect that production lots to be used for validation testing to support the FDA submission will be available once a transfer to an FDA registered CMO is completed.

If we are unable to achieve the manufacturing requirements or analytical performance required for FDA clearance, we may pursue utilizing an alternative IL-6 test for the SYMON-II study.

Our ability to engage in and complete the activities needed for an FDA submission, will be contingent upon us addressing these and other challenges, including possessing and/or raising sufficient capital, remaining a going concern, and producing product capable of supporting our product requirements and meeting analytical validation and clinical validation.

June 2024 Reverse Stock Split

On June 20, 2024, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-8 (the “2024 Reverse Stock Split”). The Company’s common stock continued trading on Nasdaq on a post-split basis under the Company’s existing trading symbol, “BJDX.”

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Nasdaq Minimum Bid Price Non-Compliance

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

Under the Nasdaq Listing Rules, we have a period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, and in such case, Nasdaq will provide us with written confirmation of compliance. If we do not regain compliance by August 26, 2024, we may be eligible for an additional 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the bid price requirement. If we are not eligible or it appears to Nasdaq that we will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to us that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

We intend to take all reasonable measures available to us to achieve compliance to allow for continued listing on the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise comply with other Nasdaq listing criteria. If our common stock does not regain compliance with the minimum price requirement during the applicable compliance period, we may need to effect a further reverse stock split, whereby shares of our common stock are further consolidated with the intent that the per-share trading price becomes greater than $1.00 per share on a sustained basis sufficient to regain compliance with the applicable Nasdaq requirements.

As of the close of business on August 13, 2024, the market value of our publicly held common stock (which is our only outstanding class of securities) was approximately $2.1 million, and the most recent closing price of our common stock on the Nasdaq Capital Market was $0.3341 per share. If the market value of our publicly held common stock declines below $1 million, or the closing price of our common stock declines to $0.10 per share or less for 10 consecutive trading days, we would also be subject to Nasdaq delisting proceedings on that basis.

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

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

Our operations to date have been funded primarily through equity financings. As of June 30, 2024, the Company had cash and cash equivalents of approximately $8.1 million, and current liabilities of approximately $2.2 million. During the six-month period ended June 30, 2024, the Company’s net cash used in operating activities was approximately $4.1 million. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects that it will need to raise additional capital within the next twelve months to continue its operations as the current, cash resources will be sufficient to fund its operations through the first quarter of 2025. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development program, product development or commercialization efforts, which could adversely affect its business prospects.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company plans to continue to fundraise. If adequate funds are not available, the Company may require initiating steps to slow cash burn, extending the cash runway until financing can be secured. These condensed consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, its results of operations and cash flows for the six months ended June 30, 2024, and 2023, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other interim period within this fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2024, there were no changes to the significant accounting policies as described in the 2023 Audited Financial Statements.

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

The Company recognizes forfeitures when they occur. Forfeited options are recorded as a reduction to stock compensation expense.

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

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company structure and how it manages the business. As of June 30, 2024 and December 31, 2023, the majority of the Company’s assets were located in the United States.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

Potentially Dilutive Securities Listing:	June 30,
	2024	2023
Options to purchase common stock	3,721	4,482
Restricted stock units (RSUs)	125	1,234
Warrants for common stock	33,240	5,074
Class A warrants for common stock	15,525	15,525
Class B warrants for common stock	471	471
5-Year warrants for common stock	336,539	-
Prefunded warrants for common stock	3,348,000	-
Class C warrants for common stock	12,346,625	-
Class D warrants for common stock	6,173,312	-
Placement agent warrants	23,557

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

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company has received the right to sublicense certain Toray intellectual property to Sanyoseiko in connection with Sanyoseiko’s ongoing agreement with the Company to manufacture its Symphony device and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provides for the transfer of certain technology related to the cartridges to Sanyoseiko. The royalty payments payable by the Company to Toray have been reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future. There were no sales of or revenues from the cartridges during the six-month periods ended June 30, 2024 and 2023.

Under the New Toray Supply Agreement, Toray is manufacturing (through its wholly owned subsidiary Kamakura Techno- Science, Inc.) certain product intermediate components for use in cartridges being manufactured for the Company by Sanyoseiko. These cartridges made using Toray intermediates are for the purpose of obtaining FDA approval and not for commercial sale. The New Toray Supply Agreement has a term ending on the earlier of October 23, 2025, or the date that the Company obtains FDA approval for its product, and may be extended for up to six months by mutual agreements of the parties. If FDA approval is obtained, Sanyoseiko will be required to manufacture the intermediates and cartridges under a separate supply agreement between the Company and Sanyoseiko.

At June 30, 2024 and December 31, 2023, there were no amounts accrued related to the New Toray License Agreement.

4. NOTES PAYABLE

On May 31, 2024, the Company entered into a Note Purchase Agreement with an accredited investor (the “NPA”), and a Securities Purchase Agreement with three accredited investors (the “SPA”). This transaction closed on June 3, 2024.

Under the terms of the NPA, the investor provided the Company with a $1,000,000 cash subscription in exchange for the issuance of a senior secured note. The note was repaid on June 28, 2024, in the amount of $1,176,470. The difference between such note and the subscription amount, initially recorded as a discount on the notes, was the result of the discount factor included in the NPA of 17.6%.

Under the terms of the SPA, the three investors agreed to collectively provide the Company with a separate $1,000,000 cash subscription in exchange for the issuance of senior secured notes ($333,333 each), and the collective issuance of 72,539 shares of the Company’s common stock. The fair value of the common stock issued in connection with the SPA was $307,563.

As of June 30, 2024, a total of $740,740 was repaid to the SPA investors, with the remaining $370,370 repaid on July 1, 2024. The difference between such notes and the subscription amounts, initially recorded as a discount on the notes, was the result of the discount factor included in the SPA of 11.11%.

The interest expense recorded on the NPA and SPAs was $621,904 for the three- and six-month periods ending June 30, 2024.

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at June 30, 2024:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
June 2024 Class C Warrants	12,346,625	Common Stock	$1.96	4.9
June 2024 Class D Warrants	6,173,312	Common Stock	$0.0001	4.9
June 2024 Prefunded Warrants	3,348,000	Common Stock	$0.0001	-
January 2024 Common Stock Warrants	336,538	Common Stock	$10.40	4.5
January 2024 Placement Agent Warrants	23,558	Common Stock	$13.00	4.5
August 2023 Common Stock Warrants	27,000	Common Stock	$58.92	4.2
August 2023 Placement Agent Warrants	1,888	Common Stock	$73.6504	4.2
Class A Warrants	15,525	Common Stock	$1,120	2.3
Class B Warrants	471	Common Stock	$1,600	2.3
Other Pre-2024 Common Stock Warrants	4,352	Common Stock	$543.05	1.7

June 2024 Common Stock Warrants, June 2024 Underwriter Warrants and June 2024 Prefunded Warrants

On June 28, 2024, the Company sold in a public offering ( the “June 2024 Offering”), (i) 577,073 common units (the “Common Units”), each consisting of one share of common stock, two Class C Warrants and one Class D Warrant and (ii) 4,791,025 prefunded warrants (the “Prefunded Units”), each consisting of one prefunded warrant to purchase one share of common stock (each, a “Prefunded Warrant”), two Class C Warrants and one Class D Warrant to purchase Common Shares, 1,610,429 Class C Warrants and 805,214 Class D Warrants, through Aegis Capital Corp. (the “Underwriter”).

The Common Units were sold at a price of $1.63 per unit and the Prefunded Warrants were sold at a price of $1.6299 per unit.

The Prefunded Warrants are immediately exercisable and may be exercised at any time until all the Prefunded Warrants are exercised in full.

The Class C Warrants require stockholder approval prior to them becoming exercisable. Once approved by our stockholders, the Class C Warrants will be exercisable at an exercise price of $1.96 per share of common stock and may be exercised at any time for a period of five (5) years following the first exercisable date. In addition, conditioned upon the receipt of stockholder approval, and subject to certain exemptions, if we sell, enter into an agreement to sell, or grant any option to purchase, or sell, enter into an agreement to sell, or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any shares of common stock, for a consideration per share less than the exercise price of the Class C Warrants then in effect, the exercise price of the Class C Warrants will be reduced to the lower of such price or the lowest volume weighted average price (VWAP) during the five (5) consecutive trading days immediately following such dilutive issuance or announcement thereof (subject to a floor, prior to the stockholder approval, equal to $0.815 per share (representing 50% of the lower of our common stock’s closing price on the Nasdaq Capital Market on the date that we priced the offering or our common stock’s average closing price on the Nasdaq Capital Market for the five trading days ending on such date (such lower price, without giving effect to such 50% reduction, the “Nasdaq Minimum Price”)), and following the stockholder approval, equal to $0.326 per share (representing 20% of the Nasdaq Minimum Price), and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate exercise price will remain unchanged.

The Class D Warrants are immediately exercisable at an exercise price of $0.0001 per share of common stock and may be exercised at any time for a period of five (5) years following the date of issuance. As of the date of this filing, each Class D Warrant is exercisable for one share of common stock. The exercise price and number of shares of common stock issuable under the Class D Warrants are subject to adjustment based upon the weighted average price of our common stock over a rolling five (5)-trading day period between the issuance date of the Class D Warrants and the close of trading on the tenth (10th) trading day following stockholder approval. In no event will each Class D Warrant be exercisable for more than four shares of common stock.

Pursuant to an engagement letter dated June 6, 2024, (the “Engagement Letter”) by and between the Company and Aegis Capital Corp. (the “Aegis”), the Company paid Aegis a total cash fee of $743,750 equal to 8.5% of the gross proceeds received in the June 2024 Offering.

Additionally, the Company issued the Underwriter the option to purchase up to 15% of the total number of securities offered by the Company in the Offering. The over-allotment period expires 45 days (or the next business day) from the closing date of the June 2024 Offering. Aegis partially exercised its over-allotment option in respect to 678,674 Class C Warrants and 339,337 Class D Warrants (the “Over-Allotment Warrants”).

As of June 30, 2024, 1,443,025 of the prefunded Warrants had been exercised. Between June 30, 2024, and August 6, 2024, an additional 3,253,000 of pre-funded warrants were exercised.

January 2024 Common Stock Warrants, January 2024 Placement Agent Warrants and January 2024 Prefunded Warrants

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 537,768 shares of the Company’s common stock, and (ii) prefunded warrants to purchase up to an aggregate 2,154,540 shares of common stock (the January 2024, “Prefunded Warrants”). The shares and January 2024 Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 2,692,308 shares of common stock at an exercise price of $1.30 per share (the “January 2024 Warrants”). The combined public offering price was $1.30 per share of common stock and related January 2024 Warrant and $1.2999 per January Prefunded Warrant and related January 2024 Warrant.

The January 2024 Prefunded Warrants were immediately exercisable and could be exercised at any time until all of the Prefunded Warrants are exercised in full. As of June 30. 2024, all of the January 2024 Prefunded Warrants had been exercised, and none remained outstanding.

The January 2024 Warrants became exercisable immediately upon issuance for a period of five years following the date of issuance.

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

6. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 31,472.  At June 30, 2024, there were 1,639 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 98,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At June 30, 2024, there were 7,942 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for the six months ended June 30, 2024:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	984	$87.68
Granted	-	-
Vested	922	79.62
Forfeited	-	-
Outstanding at June 30, 2024	62	$206.40

In February 2023, the Company issued 18,734 fully vested restricted stock units to certain employees in lieu of cash to satisfy their 2022 bonuses of which 6,546 shares were withheld for tax liabilities with a fair value of $57,588. The number of restricted stock unit awards issued was determined based on the approved bonus amount divided by the market price of the Company’s common stock on the date of grant. The value of fully vested restricted stock unit awards issued is recorded as stock compensation expense on the date of grant with a reversal of the related accrued bonus recorded in 2022.

The following is a summary of stock option activity for the six months ended June 30, 2024:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2023	3,721	$292.08	6.5	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and forfeited	-	-	-	-
Outstanding at June 30, 2024	3,721	$292.08	6.2	$-
Exercisable at June 30, 2024	3,276	$292.08	6.2	$-

There were no options granted during the six months ended June 30, 2024

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 was $70.40 per share. The Company calculated the grant-date fair value of stock option awards granted during the six months ended June 30, 2023 using the Black-Scholes model with the following assumptions:

Risk-free interest rate	3.63%
Expected dividend yield	0.00%
Volatility factor	108.78%
Expected life of option (in years)	6.0

Stock-Based Compensation Expense

For the three and six months ended June 30, 2024, and 2023, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4,520	$151	$9,365	$44,996
General and administrative	1,490	28,661	8,519	188,246
Sales and marketing	-	(1,110)	-	14,051
Total stock-based compensation	$6,010	$27,702	$17,884	$247,293

At June 30, 2024, there was approximately $8,892 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 0.66 years. At June 30, 2024, there was approximately $12,900 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 0.90 years.

7. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids are billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company may purchase certain lab supplies for NanoHybrids and rebill these costs to NanoHybrids. NanoHybrids is majority owned by the Company’s Chief Technology Officer. The table below summarizes the amounts earned and received from NanoHybrids as of and for the three and six month periods’ ended June 30, 2024 and 2023, and balances due as of June 30, 2024 and December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from NanoHybrids included in other income	$4,520	$40,975	$9,365	$136,773
Cash receipts from NanoHybrids	$1,490	$136,773	$8,519	$156,504

	As of
	June 30, 2024	December 31, 2023
Amounts receivable from NanoHybrids included in Prepaid and other Current Assets	$30,609	-

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	Depreciable lives	June 30, 2024	December 31, 2023
Construction-in-process		$1,358,253	$1,052,822
Furniture, fixtures, and equipment	3-5 years	141,164	141,164
Software	3-5 years	4,457	4,457
Lab equipment	3-5 years	1,287,783	1,287,783
Leasehold improvements	Shorter of useful life or life of lease	43,231	43,231
		2,834,888	2,529,457
Less: accumulated depreciation		(1,281,894)	(1,243,716)
Property and equipment, net		$1,552,994	$1,285,741

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

9. LEASES

The Company has lease arrangements for office, laboratory space and copiers. A summary of supplemental lease information is as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Weighted average remaining lease term – operating leases (in years)	2.4	3.3
Weighted average remaining lease term – finance leases (in years)	3.6	4.6
Weighted average discount rate	7.0%	7.0%
Operating cash flows from operating leases	$88,428	$84,352
Operating cash flows from finance leases	$2,403	$2,403

A summary of the Company’s lease assets and liabilities are as follows:

	June 30, 2024	December 31, 2023
Operating lease right-of-use asset	$263,402	$333,267
Finance lease asset – property & equipment, net	12,787	15,152
Total lease assets	276,189	348,419
Current portion of operating lease liability	128,633	162,990
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current portion of operating lease liabilities	150,777	189,987
Non-current portion of finance lease liabilities included in other non-current liabilities	10,477	12,321
Total lease liabilities	$294,694	$370,105

A summary of the Company’s estimated operating lease payments are as follows:

Year
2024 (1)	$78,632
2025	100,000
2026	100,000
2027	25,000
2028	-
Thereafter	-
Total future lease payments	303,632
Less: Imputed interest	24,222
Present value of lease liability	$279,410

(1)	Excludes the six months ended June 30, 2024

10. COMMITMENTS AND CONTINGENCIES

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of Cartridges, the Company will make royalty payments to Toray equal to 7.5% of the net sales of the Cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the Cartridges through June 30, 2024.

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

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid insurance	$518,880	$136,342
Vendor prepayments	254,819	558,959
Prepaid other	186,294	51,962
Total prepaid expenses and other current assets	$959,993	$747,263

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued personnel costs	$557,722	$566,087
Goods received but unpaid	8,175	78,579
Accrued expenses for CFO separation agreement	-	160,000
Accrued legal fees	313,220	157,670
Accrued clinical trial expenses	240,377	-
Accrued other	171,259	154,575
Total accrued expenses and other current liabilities	$1,290,753	$1,116,911

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

Since inception we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $2.5 million and $4.8 million for the three and six months ended June 30, 2024. We had negative cash flow from operating activities of approximately $4.1 million and $4.4 million for the six months ended June 30, 2024, and 2023, respectively, and had an accumulated deficit of approximately $31.8 million as of June 30, 2024.

As further described below under “Liquidity and Going Concern Uncertainty” as of June 30, 2024, the Company possessed cash and cash equivalents of approximately $8.1 million, while having current liabilities of approximately $2.1 million. During the six months ended June 30, 2024, the Company’s net cash used in operating activities was approximately $4.1 million. The Company expects that it will need to raise additional capital in the next twelve (12) months to continue as a going concern, and absent such funding, cash resources will be sufficient to fund its operations through the first quarter of 2025.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating expenses
Research and development	$1,032,474	$1,676,256	$2,366,019	$3,030,805
General and administrative	862,482	1,073,103	1,950,618	2,250,080
Sales and marketing	305	154,329	6,728	302,375
Total operating expenses	1,895,261	2,903,688	4,323,365	5,583,260

Operating loss	(1,895,261)	(2,903,688)	(4,323,365)	(5,583,260)

Other income:
Interest Expense	(626,471)	(336)	(631,689)	(685)
Other income	46,352	90,719	151,209	230,797
Other income (expense), net	(580,119)	90,383	(480,480)	230,112

Net loss	$(2,475,380)	$(2,813,305)	$(4,803,845)	$(5,353,148)

Research and Development

Research and development expenses for the three months ended June 30, 2024 were approximately $1.0 million as compared to approximately $1.7 million for the same period in 2023. The decrease in research and development expenses was primarily due to a reduction in technology transfer efforts which offset increased clinical trial expenses. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy, technology transfer efforts and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024, were approximately $0.9 million as compared to approximately $1.1 million for the comparable period in 2023. The minor decrease in general and administrative expenses is due to continued efforts to preserve capital by limiting our investment in infrastructure and reducing professional services commensurate with our commercialization timeline. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2024 were approximately $300 as compared to approximately $154,000 for the comparable period in 2023. The decrease in sales and marketing expenses was due to a reduction in spending in all sales and marketing efforts.

Other Income, net

Other income, net for the three months ended June 30, 2024, was approximately $560,000 of expense as compared to $90,000 of income for the same periods in 2023. The decrease in net other income was primarily due to higher interest expense ($631,000) associated with our notes payable under the Bridge Note Financing.

Liquidity and Going Concern Uncertainty

Our operations to date have been funded primarily through equity financings. As of June 30, 2024, the Company had cash and cash equivalents of approximately $8.1 million, and current liabilities of approximately $2.2 million. During the six-month period ended June 30, 2024, the Company’s net cash used in operating activities was approximately $4.1 million. The future viability of the Company is largely dependent on its ability to raise additional capital to finance its operations. The Company expects that it will need to raise additional capital within the next twelve months to continue its operations as the current, cash resources will be sufficient to fund its operations through the first quarter of 2025. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development program, product development or commercialization efforts, which could adversely affect its business prospects.

We continue to develop the Symphony device and its first test for the measurement of IL-6, including conducting clinical trials to obtain additional data to support a submission to obtain FDA clearance of the Symphony device. However, our ability to continue these activities and continue operations (over the next 12 months) is dependent on the Company obtaining additional capital within twelve (12) months. If we fail to obtain additional financing within twelve (12) months, , and we could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets.

There can be no assurance that such additional capital will be available on a timely basis or on acceptable terms. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to the Company’s existing stockholders.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Six Months Ended June 30,
	2024	2023
Cash proceeds (used in) provided by:
Operating activities	$(4,149,682)	$(4,411,327)
Investing activities	(305,431)	(541,774)
Financing activities	10,305,012	(61,482)
Net increase (decrease) in cash and cash equivalents	$5,849,899	$(5,014,583)

Net cash used in operating activities

During the six months ended June 30, 2024, we used approximately $4.1 million in cash for operating activities, a decrease of approximately $300,000 as compared to the same period in 2023. The decrease is primarily driven by the timing of payments made by the Company to their vendors when comparing the two periods.

Net cash used in investing activities

During the six months ended June 30, 2024, we used approximately $305,000 in cash for investing activities, a decrease of approximately $236,000 as compared to the same period in 2023. The decrease in net cash used in investing activities was due to limited purchasing of manufacturing equipment.

Net cash used in financing activities

During the six months ended June 30, 2024, we raised approximately $10.3 million in cash through financing activities, an increase of approximately $10.4 million as compared to the same period in 2023. The increase in net cash generated by financing activities was due our public offering on January 2, 2024, a Bridge Note Financing in June 2024 and our public offering on June 28, 2024.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception, do not currently generate any operating income, and will continue to incur losses as we work to obtain product approval, and thus we may never achieve or maintain profitability.

We incurred substantial losses of approximately $10.0 million and $9.3 million for fiscal years 2023 and 2022, respectively, and approximately $4.7 million for the six months ended June 30, 2024, and from our inception through June 30, 2024, we had an accumulated deficit of approximately $31.6 million. We do not currently generate any operating income. As of June 30, 2024, we had cash and cash equivalents of approximately $8.1 million, and current liabilities of approximately $2.2 million. We expect that our net cash used in operating activities will continue to be negative as we continue to conduct clinical trial work and, if such trials are successful, begin preparation of an FDA submission. These raise substantial doubt with respect to our ability to continue as a going concern. The Company expects that it will need to raise additional capital to continue to fund its operations, and absent such funding, it will likely run out of available cash resources in the first quarter of 2025. If we are unable to obtain such financing, or otherwise consummate strategic alternatives, we may be required to further delay our FDA regulatory strategy, and to delay or reduce the scope of our clinical trials, research or development programs, commercialization efforts or manufacturing commitments and capacity. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

Our failure to become and remain profitable could depress the value of our common stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in the value of our common stock could also cause you to lose all or part of your investment.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023, included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital.

We will need to raise additional funding to fund our working capital needs. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional capital may force us to limit or terminate our operations.

We expect that the net proceeds of the public offering we consummated in June 2024 will not be sufficient for us to fund the working capital needs of our business beyond first quarter of 2025. We intend to continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Additional funding may not be available to us on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be required to further delay our FDA regulatory strategy, and to delay or reduce the scope of our clinical trials, research or development programs, commercialization efforts or manufacturing commitments and capacity. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

Risks Related to Product Development and Regulatory Approval

Ongoing materials, manufacturing and quality control issues could negatively affect our timeline for the FDA submission of Symphony.

We are experiencing materials, manufacturing and quality control issues that, until addressed, could negatively affect our timeline for the FDA submission of Symphony. We are working with Toray, our licensing and cartridge intermediate supplier, to address these issues. Our ability to engage in and complete the activities needed for an FDA submission will be contingent upon us addressing these and other challenges, including possessing and/or raising sufficient capital, remaining a going concern, and producing product capable of supporting our product requirements and meeting analytical validation, clinical validation. A delay, coupled with our lack of cash resources, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Common Stock and Our Recently Completed Public Offering

Sales of substantial amounts of our securities in the public market could depress the market price of our common stock.

Our common stock is listed for trading on the Nasdaq Capital Market. If our stockholders sell substantial amounts of our common stock in the public market, including the shares of common stock issuable upon the exercise of the June 2024 Prefunded Warrants, Class C Warrants and Class D Warrants issued in the public offering that we consummated in June 2024, and shares issued as consideration in any future acquisitions, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future.

Although our common stock is listed on the Nasdaq Capital Market, the exchange could subsequently delist our common stock if we fail to comply with ongoing listing standards.

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remain above $1.00, and that the market value of our publicly held securities be at least $1 million.

On February 28, 2024, we received a notification letter from the Nasdaq’s Listing Qualifications Staff notifying us that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of our common stock on the Nasdaq Capital Market.

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

We intend to take all reasonable measures available to us to achieve compliance to allow for continued listing on the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. On June 20, 2024, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-8, however, our common stock has not remained above a trading price of $1.00 following such reverse stock split. If our common stock does not regain compliance with the minimum price requirement during the applicable compliance period, we may need to affect a further reverse stock split with the intent that the per-share trading price becomes greater than $1.00 per share on a sustained basis sufficient to regain compliance with the applicable Nasdaq requirements.

As of the close of business on August 13, 2024, the market value of our publicly held common stock (which is our only outstanding class of capital stock) was approximately $2.1 million, and the most recent closing price of our common stock on the Nasdaq Capital Market was $0.3341 per share. If the market value of our publicly held common stock declines below $1 million, or the closing price of our common stock declines to $0.10 per share or less for 10 consecutive trading days, we would also be subject to Nasdaq delisting proceedings on that basis. Nasdaq’s staff also maintains discretionary authority under its listing rules to delist companies whose capital structure or public offerings raise public interest and investor protection concerns, including as a result of highly dilutive issuances, and it is possible that Nasdaq could assert that our present offering, past offerings that we have consummated, or future offerings we may consummate, raise such concerns.

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

The exercise of the June 2024 Prefunded Warrants and Class D Warrants may result in a substantial increase in the number of shares of our common stock that are outstanding.

As of August 6, 2024, 95,000 June 2024 Prefunded Warrants and 5,317,025 Class D Warrants were outstanding, each of which was exercisable for one share of common stock at a price of $0.0001 per share. In addition, if the Class D Warrants are approved by our stockholders, we currently expect based on the recent trading price of our common stock that each Class D Warrant will be exercisable for approximately four shares of common stock (resulting in such Class D Warrants being exercisable in the aggregate for approximately 21.2 million shares of our common stock). The exercise of the June 2024 Prefunded Warrants and Class D Warrants would therefore be expected to result in a substantial increase in the number of shares of common stock outstanding and therefore materially dilute the ownership percentage of currently outstanding share of common stock.

Provisions of the Class C Warrants and Class D Warrants we sold in June 2024, as well as the previously issued August 2023 Warrants and January 2024 Warrants, could discourage an acquisition of us by a third-party.

Certain provisions of the Class C Warrants and Class D Warrants we sold in June 2024, as well as the August 2023 Warrants and January 2024 Warrants, could make it more difficult or expensive for a third-party to acquire us. The Class C Warrants, Class D Warrants, August 2023 Warrants and January 2024 Warrants each prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the applicable warrants. These and other provisions of the Class C Warrants, Class D Warrants, August 2023 Warrants and January 2024 Warrants could prevent or deter a third-party from acquiring us even where the acquisition could be beneficial to you.

The Class C Warrants and Class D Warrants may have an adverse effect on the market price of our common stock and make it more difficult to affect a business combination.

To the extent we issue shares of common stock to affect a future business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of the Class C Warrants and Class D Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such Class C Warrants and Class D Warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, the Class C Warrants and Class D Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of a sale, of the shares of common stock underlying the Class C Warrants and Class D Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the Class C Warrants and/or Class D Warrants are exercised, you may experience dilution to your holdings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on July 21, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on July 21, 2023).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on May 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on May 14, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on June 17, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on June 17, 2024).
4.1	Form of Senior Secured Note, dated June 3, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on May 31, 2024).
4.2	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on June 28, 2024).
4.3	Form of Class C Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 28, 2024).
4.4	Form of Class D Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on June 28, 2024).
10.1	Form of Note Purchase Agreement, dated May 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on May 31, 2024).
10.2	Form of Securities Purchase Agreement, dated May 31, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on May 31, 2024).
10.3	Underwriting Agreement, dated June 27, 2024, between Bluejay Diagnostics, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on June 28, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	President, Chief Executive Officer and Director	August 14, 2024
Neil Dey	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)