Form 10-K
period 2024-12-31
Bluejay Diagnostics, Inc.
filed 2025-03-31
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2024, was approximately $1,700,000 based on the closing price of the common stock of the registrant as reported on the Nasdaq Capital Market on such date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 21, 2025, there were 554,012 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement relating to its Annual Meeting of Stockholders within 120 days of the fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference in Part III of the Form 10-K to the extent described therein.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in the “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K (the “Form 10-K”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

●	We have incurred significant losses since our inception, do not currently generate any operating income, and will continue to incur losses as we work to obtain product approval, and thus we may never achieve or maintain profitability.

●	We will require material additional funding to finance our operations to continue as a going concern, which may not be available to us on acceptable terms, or at all, and our lack of cash resources has slowed the timeline of our clinical trial work and could cause us to run out of cash resources in the near-term.

●	Since the initial public offering of our common stock in November 2021, the market price of our common stock has fallen by more than 99.9%, and we expect to need additional funding amounts substantially greater than the current market capitalization of our common stock, which may result in future dilution that coincides with further material declines in the trading price of our common stock beyond the substantial declines that have occurred in recent years.

●	The number of shares of common stock underlying our outstanding warrants is several times greater than our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, holders of our outstanding warrants would be entitled to receive the Black Scholes value of such warrants, which may reduce the consideration otherwise available for payment to holders of our common stock.

●	Our common stock is currently listed for quotation on the Nasdaq Capital Market, but we may be unable to meet requirements for continued listing in the future.

●	We may be obligated to current and/or prior financial advisors under engagement letters that we enter into from time to time.

●	Our license and supply arrangements with Toray, which relate to the license of the core technology used in our Symphony Cartridges and the supply of cartridge intermediates from Toray to SanyoSeiko for SanyoSeiko to manufacture cartridges for Bluejay, are subject to significant risks that may threaten our viability or otherwise have a material adverse effect on us and our business, assets and its prospects.

●	We do not currently have sufficient supply of, or know-how from Toray to produce the capture antibody for our cartridges that we currently depend on.

●	We might not be able to discover the underlying cause of an ongoing performance reproducibility issue with our product, and if the issues are ultimately determined to be inherent in the design process of the platform, we might have to undertake a significant adjustment to our process and materials.

●	Our Symphony platform, including its software and systems, may contain undetected errors, which could limit our ability to provide our products and diminish the attractiveness of our offerings.

●	If we or our manufacturers fail to comply with the regulatory quality system regulations or any applicable equivalent regulations, our proposed operations could be interrupted, and our operating results would suffer.

●	If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

●	Significant raw material shortages, supplier capacity constraints, supplier disruptions, and sourcing issues may adversely impact or limit our products sales and or impact our product margins.

●	Our ability to solve ongoing issues with critical raw material supply, stability, and reliability of the Symphony Cartridge product may adversely impact our ability to complete clinical trial work and commercialize Symphony.

●	The regulatory approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for our planned products.

●	Our Symphony platform may be sold as a research use only product. The FDA could disagree with this strategy and subject the product to regulation as a regulated medical device, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.

●	Clinical data obtained in the future may not meet the required objectives, which could delay, limit or prevent any regulatory approval.

●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our viability and business plan.

●	We and our suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.

●	We may be liable if the FDA or another regulatory agency concludes that we have engaged in the off-label promotion of our products.

●	Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of any future products and to manufacture, market and distribute our products after clearance or approval is obtained.

●	We depend on intellectual property licensed from Toray, and any dispute over the license would significantly harm our business.

●	We will depend primarily on Toray to file, prosecute, maintain, defend and enforce intellectual property that we license from it and that is material to our business.

●	We and Toray may be unable to protect or enforce the intellectual property rights licensed to us, which could impair our competitive position.

●	We and/or Toray may be subject to claims alleging the violation of the intellectual property rights of others.

●	We and Toray may be subject to claims challenging the invention of the intellectual property that we license from Toray.

●	We are currently only pursuing one aspect of analytical validation, one of three series of validation tests required for FDA clearance, and we cannot be certain how long the remaining tests will take us.

●	The FDA could request additional data or testing after our submission for application, requiring additional costs and delaying approval.

●	We face intense competition in the diagnostic testing market, particularly in the IL-6 space, and as a result we may be unable to effectively compete in our industry.

●	Sales of substantial amounts of our securities in the public market could depress the market price of our common stock.

●	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have material adverse effect on our business and stock price. Our President and Chief Executive Officer, in addition to serving as principal executive officer, currently serves as our principal financial and accounting officer, and we have no employees devoted on a full-time basis to our finance, accounting, legal or compliance functions, which may substantially increase the likelihood that we will fail to successfully maintain effective internal controls over financial reporting, or effective disclosure controls and procedures.

PART I

ITEM 1. BUSINESS

Overview

Bluejay Diagnostics, Inc. (“Bluejay”) is a medical diagnostics company focused on improving patient outcomes in critical care settings. We are working on developing rapid tests using whole blood on our Symphony technology platform (“Symphony”), which consists of an analyzer and single-use cartridges. We do not yet have regulatory clearance for Symphony, and we will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) to be marketed as a diagnostic product in the United States. We have completed the development of the Symphony analyzer. We are currently preparing to transfer the intellectual property underlying the production of the Symphony cartridges from the original developer and outside supplier, Toray Industries, to an in-house facility. We are also beginning the process of redeveloping aspects of the Symphony cartridges to address several technical challenges to bring Symphony to a level consistent with necessary performance and quality requirements. After redevelopment, we plan to transfer manufacturing of the Symphony cartridges to a Contract Manufacturing Organization (“CMO”) to manufacture the Symphony cartridges. To achieve our plan, we expect to need to raise at least $30 million of capital between the second quarter of 2025 and the end of the 2027 fiscal year, which we hope to do in various tranches during this time period. Our current plan, subject to achieving necessary financing, is to begin testing of samples we are collecting as part of our ongoing SYMON-II clinical trial in mid-2027, with a goal of being in position to submit a 510(k) regulatory application to the FDA in the fourth quarter of 2027, with an objective of achieving FDA approval as early as the third quarter of 2028.

Our Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP on the Symphony technology that we believe, if cleared, authorized, or approved by the FDA, can provide a solution to a significant market need in the United States. The Symphony device is designed to produce laboratory-quality results in 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

Our first product candidate, the Symphony IL-6 test, is an immunoassay for the measurement of interleukin-6 (IL-6) to be used for the monitoring of disease progression in critical care settings. We are currently focused on pursuing the Symphony IL-6 test in the context of sepsis. IL-6 is a clinically established inflammatory biomarker, and is considered a ‘first-responder,’ for assessment of severity of infection and inflammation across many disease indications, including sepsis. A current challenge of healthcare professionals is the excessive time and cost associated determining a patient’s level of severity at triage and we believe that our Symphony IL-6 test, if ultimately successful and approved, could have the ability to consistently monitor this critical care biomarker with rapid results.

If we succeed with the foregoing plan, in the future we hope to develop additional tests for Symphony, including tests for myocardial infraction and congestive heart failure (cardiac biomarkers hsTNT and NT pro-BNP) as well as other tests using the Symphony platform.

In the future, we also hope to explore new products to support our biomarker detection program. Furthermore, we intend to explore strategic opportunities around our pending IP on clinical utilities of IL-6 and the specimen biobanks generated from our SYMON I and SYMON II clinical studies.

Our operations to date have been funded primarily through the proceeds of (i) our initial public offering (the “IPO”) on November 2021 (the “IPO Date”), (ii) the registered direct offering of common stock and concurrent private placement of warrants that we completed on August 28, 2023, (iii) the public offering of common stock and warrants that we completed on January 2, 2024, and (iv) the public offering of common stock and warrants that we completed on June 20, 2024. Since inception, our operations have resulted in accumulated deficit of approximately $34.7 million, and for the fiscal year ended December 31, 2024, we incurred operating losses of approximately $7.2 million. As described above and elsewhere herein, we expect to need a material amount of additional funding to finance our operations during the next several years and ultimately commercialize our products, and we do not currently expect to have any sources of revenue during this period.

We were incorporated under the laws of Delaware on March 20, 2015. Our headquarters is located in Acton, Massachusetts.

On June 4, 2021, Bluejay formed Bluejay Spinco, LLC, a wholly owned subsidiary, for purposes of further development of our ALLEREYE diagnostic test. ALLEREYE is a point-of-care device offering healthcare providers a solution for diagnosing Allergic Conjunctivitis.

Our Market

The Symphony platform is designed to address a subset of the global in vitro diagnostics devices (“IVDs”) market, with a focus on targeting critical care markets where physicians must quickly determine patient acuity to identify optimal treatment regimens. We are currently focused on our initial biomarker test, Symphony IL-6 test, in the context of the evaluation of the risk of mortality due to sepsis. We hope in the future to also explore the potential for adding new biomarker tests to the Symphony platform to also be used in the context of cardio-metabolic diseases, cancer and other diseases that require rapid tests.

Our Business Model

We do not currently have any revenue-generating operations. Our goal is to become the first provider of rapid tests for critical care settings, including infectious, inflammatory and metabolic diseases, by leveraging the strengths of our Symphony platform. We intend to target our sales and marketing of Symphony to the largest critical care facilities in the United States. Our planned business model, which is contingent on us ultimately obtaining market approval and commercializing our Symphony platform, includes the following:

●	Financing Model. We intend to offer various financing options for the device itself. As such, our planned business model would not require customers to incur a significant capital outlay, assuming we are able to successfully offer such financial options.

●	Recurring Revenue. We intend to sell single-use diagnostic test cartridges, thereby seeking to create a growing and recurring revenue stream, as adoption and utilization increase, and as we develop tests for additional indications. We intend that the sale of test cartridges would generate the majority of our revenue and gross profit.

●	Expand our Menu of Diagnostic Products. Our goal would be for the average customer use of the Symphony platform to increase as overall adoption of the product occurs. If we are able to achieve market approval in the context of sepsis and then expand our test menu to other diseases and/or conditions, we hope to be able to increase our annual revenue per customer through the resulting increase in utilization.

The Symphony Platform

The Symphony platform is a proprietary technology platform that is designed to provide rapid and accurate measurements of key diagnostic biomarkers found in blood in a manner that we believe is innovative in the market. Symphony is compact and is designed for the potential of it to be deployed in a manner that is more mobile than current laboratory diagnostic platforms on the market. Symphony incorporates a user-friendly interface where all sample preparation and reagents are integrated into the disposable Symphony cartridges. Symphony only requires a few drops of blood to provide a measurement in approximately 20 minutes.

The Symphony analyzer is developed and is designed to orchestrate sample processing (e.g. whole blood, plasma, serum, etc.), biomarker isolation, and immunoassay preparation using non-contact centrifugal force. All necessary reagents and components are integrated into the Symphony cartridges. Utilizing precision microchannel technology and high specificity antibodies, liquid samples are processed, and the biomarker is isolated within the Symphony cartridge. Intermitted centrifugation cycles enable complex fluid movements, allowing sequential reagent additions and independent reaction steps inside the Symphony cartridge. At the conclusion of the test, the Symphony analyzer measures the fluorescence signature correlating to a highly sensitive quantitation of the biomarker.

To perform a Symphony test, the test operator adds the sample (e.g. whole blood, plasma, serum, etc.) to the Symphony cartridge. After scanning the patient ID, the Symphony cartridge is inserted into the Symphony analyzer and the operator initiates the fully automated test. Each analyzer can run up to six cartridges simultaneously, either with six different patient samples or six different tests, providing quantitative measurements used for improved patient management and clinical decision-making.

Bluejay’s current supply agreement of Symphony cartridges from Toray Industries is valid through October 2025, at which point we expect the agreement to expire. To date, Bluejay has relied on Toray’s development and manufacturing of the Symphony cartridges. We have encountered several technical challenges in the performance and quality of the Symphony cartridges. We are currently preparing to transfer the intellectual property underlying production of the cartridges from Toray to an in-house facility for redevelopment. We are also beginning the process of redeveloping aspects of the cartridges to address several technical challenges to bring our product to a level consistent with the necessary performance and quality requirements. To address the technical challenges related to the Symphony cartridges, we expect the redevelopment work will occur over at least the next year. In particular, several individual components in the cartridges need to be replaced and/or validated due to limited supply or discontinuation (including the antibody used in the cartridge). In addition, we are working to correct several reliability and stability issues with the cartridge product.

After the cartridge redevelopment is completed, we plan to transfer the manufacturing process to an FDA-registered CMO. We expect that production lots for validation testing to support the FDA submission will be available once the transfer to an FDA registered CMO is completed. At this time, we do not anticipate being able to perform analytical performance validation testing until mid-2027.

Manufacturing

We plan to manufacture our analyzers through Sanyoseiko Co. Ltd. (“Sanyoseiko”), as a contract manufacturing organizations (“CMO”), and we have a contract with Sanyoseiko for this purpose.

Once redeveloped, we plan to transfer manufacturing of our cartridges to Sanyoseiko, or other suitable CMO. We currently do not have a contract for the manufacture of the redeveloped cartridges.

Sanyoseiko had been selected as our CMO due to their core competencies in manufacturing and quality system recognized by the FDA. Sanyoseiko’s facilities are located in Japan. We currently license the technology for the Symphony cartridges from Toray. Our license grants us exclusive global marketing rights, with the exception of Japan. Bluejay holds the rights to manufacture the analyzers.

FDA Regulatory Strategy

Our current regulatory strategy is designed to support commercialization of Symphony in the United States once we receive marketing authorization from the FDA. In May 2023, we submitted a pre-submission application to the FDA presenting study designs to validate Symphony IL-6 for use with hospitalized sepsis patients. We participated in a pre-submission meeting with the FDA on August 11, 2023, and at the meeting the FDA provided feedback on the study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, we determined to proceed on this basis, which considers the FDA’s feedback.

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

Using the data analysis from the SYMON-I pilot clinical study, we initiated the SYMON-II pivotal clinical study in the third quarter of 2024. The SYMON II clinical study has three components: (1) collection, freezing, and biobanking of patient samples, (2) measuring IL-6 concentrations in the biobanked samples near the end of patient enrollment or after the patient enrollment has completed, and (3) analysis of the IL-6 data with the patient outcomes to see if the established IL-6 cutoff value has been validated for 28-day all-cause mortality. Patient enrollment started during the fourth quarter of 2024. Our goal is to use the Symphony IL-6 test to complete the testing in the SYMON-II clinical trial.

If we are able to complete the SYMON-II clinical study and the results are positive, we intend to use the data generated from SYMON-II to support a 510(k) application to the FDA. This application is currently expected to be based on the following intended use: “Symphony IL-6 is intended for use to determine the IL-6 concentration as an aid in assessing the cumulative 28-day risk of all-cause mortality in conjunction with other laboratory findings and clinical assessments for patients diagnosed with sepsis or septic shock in the ICU.” We also plan to present the SYMON-I and SYMON-II results at future national scientific meetings and publish them in peer-reviewed journals. Subject to achieving needed funding and successfully addressing the technical challenges that our described above, our goal is to be in position to submit a 510(k) regulatory application to the FDA in the fourth quarter of 2027, with an objective of achieving FDA approval as early as the third quarter of 2028.

Our ability to engage in and complete the activities needed for an FDA submission will be contingent upon us addressing these and other challenges, including possessing and/or raising sufficient capital, remaining a going concern, and producing product capable of supporting our product requirements and meeting analytical validation and clinical validation.

Sales and Marketing

Until such time as Symphony products may be authorized by the FDA, our sales and marketing efforts are intended to focus on brand awareness and market education to potential customers, emphasizing the value of monitoring a critical care patient’s IL-6 levels to improve decision making and patient outcomes. If the device is cleared by the FDA, we intend to target sales to ERs and ICUs at United States hospitals, as well as to long-term acute care facilities. We hope to establish a market presence by selling Symphony devices and tests both directly and through various distribution channels to maximize sales volume and market penetration. In addition to our hope to sell Symphony for eventual use in the patient care market, we are also evaluating sales of Symphony devices for “research use only” purposes.

License Agreement

We depend on Toray’s intellectual property to develop the Symphony cartridges upon which the Symphony platform relies. On October 6, 2020, we entered into a License and Supply Agreement, as amended (the “License Agreement”), with Toray, providing us with an exclusive global license with Toray, excluding Japan, to use their patents and know-how related to the Symphony detection cartridges for the manufacturing, marketing and sale of the products (as defined in the License Agreement).

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

We are currently preparing to transfer the intellectual property and know-how related to the cartridges to an in-house facility for redevelopment. After the cartridge redevelopment is completed, we plan to transfer the manufacturing process to an FDA-registered CMO for validation testing and commercial manufacturing. We do not currently expect to be able to complete this transfer prior to the end of 2026, at the earliest. If Toray were to assert that we have not established a facility to manufacture our cartridges prior to the expiration of the supply agreement (which is currently expected to occur in October 2025), Toray could assert that we are in material breach of the license agreement and seek to terminate it as early as November 2025. If Toray sought to terminate the license, and was successful in doing so, we would lose access to certain technology required to produce the cartridges that our Symphony system relies on to function, which would likely result in a material adverse effect on our commercialization efforts. We are in the process of negotiating an agreement with Toray to, among other things, clarify that Toray will not seek to terminate the license agreement in connection with the expiration of the supply agreement.

Intellectual Property, Proprietary Technology

In the fourth quarter of 2024, we submitted a provisional patent to the U.S. Patent Office. The provisional patent is to establish a priority date to protect certain utilizations of IL-6 with sepsis patients. We plan to file a Patent Cooperation Treaty (PCT) application in the fourth quarter of 2025 for the inventions.

We do not currently directly hold any granted patents. We rely on a combination either directly or through the License Agreement with Toray of patent, copyright, trade secret, trademark, confidentiality agreements, and contractual protection to establish and protect our proprietary rights. Of these patents we rely on, the protections expire internationally in 2027 and 2028, while Toray patents in the U.S. expire on March 18, 2029 and February 22, 2030. As described above, we are currently working toward a goal of achieving FDA approval of the Symphony product as early as the third quarter of 2028, which means that even if meet our timeline, the period of time we will have to commercialize our product under the protection of these patents is expected to be very narrow. See Part I, Item 1A. Risk Factors – “We and Toray may be unable to protect or enforce the intellectual property rights licensed to us, which could impair our competitive position.”

In connection with prior development work performed by Bluejay, we plan to apply for patent protections related to certain design improvements made to the Symphony technology platform.

Competition

There are currently no FDA cleared or approved IL-6 tests on the market. There are IL-6 tests granted FDA Emergency Use Authorization (EUA) for use with only COVID-19 patients, including the Roche Cobas®, Siemens ADVIA Centaur® and Beckman Coulter Access 2®, which are laboratory size equipment and require pre-processing of whole blood prior to performing their test. We believe that Symphony, which is designed for many liquid sample types including whole blood, provides us with a substantial competitive advantage over our existing competition that will sustain through commercialization, despite the major life science companies and consistent entry of innovative start-ups that define our competitive landscape.

Government Regulation

The design, development, manufacture, testing and sale of our products in the U.S. are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and local regulatory agencies.

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

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;

●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;

●	requirements related to promotional activities;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

Employees

As of March 21, 2025, we have 7 full-time employees, which includes two executive officers. We also contract with several consultants and contractors performing finance, accounting, regulatory advisory, investor relations and manufacturing scale-up support. To conserve costs, our President and Chief Executive Officer serves as our principal financial and accounting officer, in addition to being our principal executive officer. In addition, we do not employ any internal legal personnel. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Reverse Stock Splits and Increase to Authorized Capital

On July 24, 2023, we effected the first reverse stock split of our shares of common stock at a ratio of 1-for-20 (the “July 2023 Reverse Stock Split”). On June 20, 2024, we effected a second reverse stock split of our shares of common stock at a ratio of 1-for-8 (the “June 2024 Reverse Stock Split”). On November 18, 2024, we effected a third reverse stock split of our shares of common stock at a ratio of 1-for-50 (the “November 2024 Reverse Stock Split” and together with the July 2023 Reverse Stock Split and the June 2024 Reverse Stock Split, the “Reverse Stock Splits”). As such, collectively, the Company’s common stock has undergone reverse stock splits that have combined the shares on a 1-for-8,000 aggregate basis since July 2023. The Reverse Stock Splits became effective on the dates noted above, when the Company’s common stock opened for trading on Nasdaq on a post-split basis under the Company’s existing trading symbol, “BJDX.” All historical share and per share amounts reflected throughout this Form 10-K have been adjusted to reflect the Reverse Stock Splits. However, our periodic and current reports, and all other documents incorporated by reference into this Form 10-K that were filed prior to the dates noted above, do not give effect to the applicable Reverse Stock Splits.

On October 23, 2024, the stockholders of the Company approved and adopted an amendment to the Company’s amended and restated certificate of incorporation, to increase the number of authorized shares of the Company’s Common Stock to 250,000,000.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception, do not currently generate any operating income, and expect to continue incurring losses as we work to obtain product approval, and thus we may never achieve or maintain profitability.

Since our inception, we have engaged primarily in development activities, including planning and implementing clinical trials to support commercialization and FDA approval of our Symphony platform. We have funded our operations primarily through debt and equity financings, and have incurred losses since inception, including a net loss of approximately $7.7 million and approximately $10.0 million for the years ended December 31, 2024 and 2023, respectively, and from our inception through December 31, 2024, we had an accumulated deficit of approximately $34.7 million.

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

To date, we have relied primarily on private debt and equity financing to carry on our business. We have limited financial resources, negative cash flow from operations and no assurance that sufficient funding will be available to us to fund our operating expenses and to further our product development efforts and pursue clinical trials for FDA approval. Based on these and other factors, in our audited consolidated financial statements for the years ended December 31, 2024 and 2023, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2024 and 2023 do not include any adjustments that may result from the outcome of this uncertainty.

Absent further funding, we currently expect to run out of available cash resources during the third quarter of 2025. To achieve our current strategic plan, which strives to be in position to submit a 510(k) regulatory application to the FDA in the fourth quarter of 2027 and achieve FDA approval as early as the third quarter of 2028, we expect to need to raise at least $30 million of capital between the second quarter of 2025 and the end of the 2027 fiscal year, which we hope to do in various tranches during this time period. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing stockholders, or provide that an equity or debt financing source obtains rights to control the membership of our board of directors.

As a result of our lack of cash resources, we have slowed the timeline of our clinical trial work to preserve cash resources in the near-term. If we fail to obtain additional financing, we likely will be forced to abandon such activities entirely and file for bankruptcy protection, with the possible loss of such properties or assets (including the license to our core technology). Based on our explorations to date, we do not expect that any other strategic alternatives, such as a potential sale of the Company or its assets or other restructuring efforts, will be available to us in the near-term. As a result, any inability to obtain additional financing in the near-term, including a material amount of financing over the next 2-3 years, would likely result in a material adverse effect on our business, results of operations, cash flow, financial condition and prospects and cause our stockholders to receive little or no return on their shares of common stock.

Since the initial public offering of our common stock in November 2021, the market price of our common stock has fallen by more than 99.9%, and we expect to need additional funding amounts substantially greater than the current market capitalization of our common stock, which may result in future dilution that coincides with further material declines in the trading price of our common stock beyond the substantial declines that have occurred in recent years.

Since the initial public offering of our common stock in November 2021, the market price of our common stock has fallen by more than 99.9%, including declines of greater than 80% per year in each of 2022, 2023 and 2024. During such period of time, we have conducted several public offerings of securities to raise additional capital, and in each case, the market price of our common stock has fallen substantially after the consummation of such offerings. As described above, we expect to need to raise at least $30 million of funding over the next 2-3 years – an aggregate amount approximately 15 times the current market capitalization of our outstanding common stock, and we do not expect to be able to complete necessary product re-development, troubleshooting and clinical trial work absent such material funding. This may cause new investors to demand terms in future offerings that substantially dilute existing shareholders, or result in such holders obtaining or being granted shareholder voting or board governance control positions, which could cause our common stock to fall further from current levels on a per share basis.

The number of shares of common stock underlying our outstanding warrants is several times greater than our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, holders of our outstanding warrants would be entitled to receive the Black Scholes value of such warrants, which may reduce the consideration otherwise available for payment to holders of our common stock.

As part of our public offerings of common stock in June 2024, January 2024 and August 2023, we issued warrants to purchase shares of our common stock. As of December 31, 2024, remaining warrants exercisable from these transactions included (i) Class C Common stock warrants to purchase 1,372,586 shares of common stock which are exercisable at a price of $16.30 per share, (ii) January 2024 Common Stock Warrants to purchase up to an aggregate of 7,201 shares of common stock at an exercise prices ranging from $520.00 to $650.00 per share and (iii) August 2023 Common Stock Warrants to purchase up to an aggregate of 576 shares of common stock at exercise prices ranging from $2,896.00 to $3,684.00 per share. The June Class C Warrants, January 2024 Common Stock Warrants and August 2023 Common Stock Warrants are exercisable for five years from the date of issuance until various dates in 2029 or 2028, respectively.

The Class C Warrants, January 2024 Common Stock Warrants and August 2023 Common Stock Warrants are generally only exercisable solely by means of a cash exercise. A holder of these warrants (together with its affiliates) may not exercise any portion of the warrants to the extent that the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding common stock immediately after exercise. The common stock warrants include certain rights upon “fundamental transactions” as described in the warrants, including the right of the holders thereof to receive from us or a successor entity cash or the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as described in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

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

In June 2023 we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 20, 2023 (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to sell from time to time up to $25 million of common stock, preferred stock, debt securities, debentures, warrants, rights or units comprised of any combination of these securities, for our own account in one or more offerings. In August 2023, we completed a public offering under the Shelf Registration Statement pursuant to which we raised gross proceeds of approximately $1.6 million. Under applicable SEC rules, smaller companies like us are only permitted to raise up to 1/3rd of their public float under Form S-3 over a 12-month period. As a result, based on our current public float, we are only able to sell up to approximately $700,000 as of the date of this filing pursuant to our Form S-3, assuming we continue the applicable eligibility requirements thereof. This limit on our use of Form S-3 in the near-term may make it more difficult for us to raise equity capital in the public markets, as we expect to be required to conduct any such fundraising via private placements, or sales on Form S-1, which sales of Form S-1 may be more difficult for us to execute in a timely manner.

We may be obligated to current and/or prior financial advisors under engagement letters that we enter into from time to time, and we are currently subject to such an obligation.

As part of our capital raising and financial planning measures, we have entered into, and may in the future enter into, various engagement letters with financial advisors. Such engagement letters have included, and may in the future include, rights of first offer or refusal and similar provisions that require us to offer such financial advisors the right to serve as underwriter, placement agent or in similar roles in connection with certain future public or private financing transactions, or that require us to pay prior financial advisors fees in connection with certain transactions consummated using other financial advisors.

For example, our existing engagement letter with Aegis Capital Corp. (“Aegis”) provides that until June 3, 2025, Aegis shall have the right to act as sole book-running manager, sole underwriter, sole placement agent or sole agent, as applicable, if we decide to finance any indebtedness or decide to raise funds by means of a public offering, private placement or any other capital raising financing of equity, equity-linked or debt securities. If Aegis decides to accept such assignment, we are required to provide Aegis customary fees for transactions of similar size and nature (but in no event less than the fees provided to Aegis in the transactions they advised the Company on in mid-2024). It is possible that potential investors who would otherwise seek to invest in the Company will prefer to work with other banks, in which case we may be unable to pursue such transaction unless Aegis declines its right of first refusal with respect to such transaction.

The placement agent from our August 2023 Registered Direct Offering and January 2024 Public Offering could assert that they are entitled to a fee in connection with our June 2024 Public Offering.

In August 2023, we entered into an engagement letter with H.C. Wainwright & Co., LLC (the “Prior Placement Agent”), which was amended in October 2023, and pursuant to which the Prior Placement Agent served as the placement agent in our August 2023 public offering, August 2023 private placement and January 2024 public offering. Pursuant to this engagement letter, we provided the Prior Placement Agent a right of first refusal to serve as underwriter in any public offering or private placement we engaged in prior to January 2, 2025, and the right to receive compensation comparable to what it received in the August 2023 public offering and January 2024 public offering (e.g., 7% of the gross proceeds of such an offering and additional warrants exercisable at 125% of the offering price) in connection with such offering or placement. Prior to filing the registration statement with respect to our June 2024 public offering, we provided the Prior Placement Agent the opportunity to serve as underwriter for that transaction and it declined such opportunity. While we believe that the Prior Placement Agent is not entitled to any fees in connection with the June 2024 public offering given that it declined to serve as underwriter, the Prior Placement Agent could assert that it is nevertheless entitled to compensation under a separate “tail” provision included in the letter. While we believe such a position would be unreasonable and invalid, and we would intend to challenge it, any such assertion that is ultimately successful could cause us to pay an addition substantial fee (such as up to 7% of the proceeds from our June 2024 public offering) in connection with that offering.

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remain above $1.00, and that the market value of our publicly held securities be at least $1 million.

Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 for continued inclusion on the Nasdaq Capital Market. As of the close of business on March 17, 2025, the most recent closing price of our common stock on the Nasdaq Capital Market. was $4.07 per share. If the trading price were to fall below $1.00 per share, we would not be compliant this requirement. In such event, we would be subject to delisting, and because we consummated reverse stock splits during 2024 with a cumulative ratio of 1-for-400 (following an earlier reverse stock split in 2023 with a ratio of 1-for-20), we would be ineligible for any compliance period under recently implemented Nadsaq listing rules if this event occurred prior to June 20, 2026. As a result, such a decline in the price of our common stock, if it were to occur, would be expected to result in the prompt delisting of our common stock from the Nasdaq Capital Market.

In addition, Nasdaq Listing Rule 5550(a)(5) requires the market value of our publicly held common stock (which is our only outstanding class of capital stock) to be at least $1 million. As of the close of business on March 17, 2025, such market value of our publicly held common stock was approximately $1.7 million. If the market value of our publicly held common stock declines below $1 million, we would also be subject to Nasdaq delisting proceedings on that basis.

Nasdaq’s staff also maintains discretionary authority under its listing rules to delist companies whose capital structure or public offerings raise public interest and investor protection concerns, including as a result of highly dilutive issuances, and it is possible that Nasdaq could assert that past offerings that we have consummated, or future offerings we may consummate, raise such concerns. In addition, to raise the significant amount of capital that we expect to need to fund our strategic plan, potential investors may require us to accept terms (such as board representation rights in excess of an investor’s beneficial ownership of our common stock) that could conflict with Nasdaq listing standards and result in us being delisted.

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

Our license and supply agreements with Toray, which relate to the license of the core technology used in our Symphony Cartridges and the supply of cartridge intermediates from Toray to SanyoSeiko for SanyoSeiko to manufacture cartridges for Bluejay, are subject to significant risks that may threaten our viability or otherwise have a material adverse effect on us and our business, assets and its prospects.

We have an exclusive license with Toray for the entire world, excluding Japan, to use their patents and know-how related to our Symphony test cartridges for the manufacturing, marketing and sale of such products. We also have a nonexclusive license for manufacturing purposes in Japan. We have a right to sublicense these Toray patents and know-how (upon either (a) obtaining consent from Toray prior to obtaining FDA approval or (b) giving notice to Toray after obtaining FDA approval), and for the purpose of obtaining FDA approval, we will need to exercise this sublicence to have the cartridges manufactured for Bluejay by a Japanese manufacturer, SanyoSeiko, Inc. (“SanyoSeiko”). We have no contractual rights to the intellectual property covered in the license agreement other than as expressly set forth therein. Our plans, business, prospects and viability are substantially dependent on that intellectual property and subject to the limitations relating thereto as set forth in the license agreement. Some of the risks this may give rise to are described below.

●	We are currently preparing to transfer this intellectual property and know-how on the Symphony cartridge manufacturing to an in-house facility for redevelopment. After the cartridge redevelopment is completed, we plan to transfer the manufacturing process to an FDA-registered CMO for validation testing and commercial manufacturing. We do not expect to be able to complete this transfer prior to the end of 2026, at the earliest. If Toray were to assert that we have not established a facility to manufacture our cartridges prior to the expiration of the supply agreement (which is currently expected to occur in October 2025), Toray could assert that we are in material breach of the license agreement and seek to terminate it as early as November 2025. If Toray sought to terminate the license, and was successful in doing so, we would lose access to certain technology required to produce the cartridges that our Symphony system relies on to function, which would likely result in a material adverse effect on our commercialization efforts. We are in the process of negotiating an agreement with Toray to, among other things, clarify that Toray will not seek to terminate the license agreement in connection with the expiration of the supply agreement.

●	After the receipt of regulatory approval in a country, we are required to pay Toray a minimum royalty of $60,000 for the initial year that royalties are payable increasing to a minimum of $100,000 thereafter, regardless of the actual amount of sales by us of licensed products. Accordingly, we could be obligated to pay royalties even though we have generated no or limited revenue. Such payments could materially and adversely affect our profitability and could limit our investment in our business.

●	Toray may not be able to provide all necessary know-how related to the test cartridges, which may increase the time and cost of remediating product defects, or impair our ability to timely scale up cartridge manufacturing.

●	The license and regulatory approvals (once obtained) are non-assignable. These restrictions may limit our flexibility to structure our operations in the most advantageous manner.

●	At our sole expense, we must file for, prosecute the application for, and obtain all regulatory approvals for the licensed products and obtain all legal permits necessary for promoting, marketing, offering or selling each licensed product. The regulatory approval process can be expensive and time consuming, and there can be no assurances that we will be able to obtain or maintain any or all required permits.

●	We are required to use reasonable efforts to obtain market approval for the products in the United States or the European Union by October 2026 or we may lose exclusivity in territory of the license agreement with Toray. We will not obtain market approval by this date, and we are in the process of negotiating with Toray to, among other things, extend this date.

●	We are required to use reasonable efforts to start commercial sales by October 2028, though this period may be extended in 6-month increments for up to 2 years in total if such inability to start commercial sales is due to reasons not attributable to us. If we are unable to start commercial sales by such later date, Toray would have the right to terminate the license agreement or make it non-exclusive.

●	Except with respect to (a) Toray’s ownership of, or rights to license, all intellectual property rights in respect of the licensed property and (b) Toray’s applicable patents being duly maintained and in effect, Toray provides no, and disclaims all, representations, warranties or covenants relating to the licensed intellectual property or any other matters under the license agreement and in particular disclaims any fitness of the intellectual property for any purpose or any warranty against infringement of any third-party patent. These provisions limit our recourse in the event that the licensed intellectual property is flawed, defective, inadequate, incomplete, uncommercial, wrongly described or otherwise not useful for our purposes. We have not independently verified all of the technical, scientific, commercial, legal, medical or other circumstances or nature of the licensed intellectual property and therefore there can be no assurances that any of the foregoing risks have been reduced or eliminated. We have performed numerous evaluations of the Symphony product and have identified numerous risks. These risks are described below. These provisions represent a significant risk of a material adverse impact on us, our business and our prospects.

●	While we are in principle permitted, even after the license agreement expires or is terminated, to continue manufacturing and selling products that incorporate Toray intellectual property and the royalties for which are fully paid up, if we commit certain material breaches of the agreement, Bluejay may be obligated to use reasonable efforts to arrange for the transfer to Toray of FDA or any other regulatory approvals for any products the royalties for which are not fully paid up. Where any such transfer is possible and approved by the regulator (if necessary), then depending on the nature of the material breach, we may be required to undertake the transfer at no cost to Toray or on reasonable terms and conditions. The loss of any such market approvals, especially if we are unable to receive any consideration for them, could have a material adverse impact on us, our business and our prospects, and depending on the timing and extent of the loss, it could even threaten our viability.

In addition, see the risks in “Risks Related to Our Intellectual Property” below. These risks are not the only risks inherent in the license agreement with Toray.

As an intermediate step to commercial viability, we need to demonstrate that our IL-6 samples do not degrade over time, and our premise would be undermined if we fail to do so.

We are currently conducting testing to demonstrate specimen stability, which will be important to our future development efforts. Confirming stability of the samples collected from the SYMON-II clinical study is one of the integral aspects that we will have to establish before we can proceed to FDA clearance. We plan to establish sample stability using standard plate ELISA technology. Once Symphony is operational, we plan to perform a bridging study to demonstrate specimen stability commutability. If we fail to prove that IL-6 is stable over time, we might have to redesign our business plan.

There is a risk that validation of the primary outcome measure of our SYMON-I study will not achieve statistical significance.

Although our SYMON-I study found promising results, there is a risk that subsequent validation will not achieve statistical significance, which would render those results subject to scrutiny and subject us to setbacks, including having to redesign our preliminary study at considerable expense and time delay.

There is a risk of our cartridges not passing analytical validation, one of the key requirements of FDA approval.

There is a risk that our cartridges, a core component of our Symphony system, will not pass analytical validation due to failures in performance. We are working on plans to redevelop the cartridges in order to reduce this risk, but we cannot be sure that our attempts will be successful until they have been tested and have successfully passed analytical validation themselves.

We are currently only pursuing one aspect of analytical validation and we cannot be certain how long the remaining tests will take us.

Analytical validation is comprised of a series of studies to validate test performance by testing precision, reproducibility, interference, linearity, detection capability, high-dose hook, hematocrit tolerance, specimen stability, cartridge stability, sample carry-over, reference range, and matrix comparison. Currently, we are only pursuing specimen stability and have paused all other analytical testing until the Symphony IL-6 redevelopment and manufacturing transfer has been completed and Symphony IL-6 cartridges are available, which we expect will not occur sooner than the end of 2026. Uncertainties in the timeline make it difficult for us to precisely forecast when we will be able to move on to the rest of the FDA-required studies needed in order to gain approval for our product.

FDA requirements could change prior to submission and lead to delays and additional costs.

The Symphony analyzer has previously passed all safety validations required by the FDA. However, we plan to reperform some of the validations surrounding electromagnetic compatibility and safety standards due to a recent FDA requirement changes. Should other FDA standards change, we could need to perform those tests as well, incurring additional expenses and delays that are impossible to predict due to the uncertain nature of what standards the FDA might change in the future.

The FDA could request additional data or testing after our application submission, requiring additional costs and delaying approval.

Although we have had a pre-submission meeting with FDA and included FDA feedback into our plan, the FDA could decide to request additional data or testing after we have submitted our FDA application. This could result in significant additional costs generated in the process of gathering whatever additional data or developing and running the additional testing requested by the FDA. Furthermore, it can take several months to years to conduct testing and collect data, and depending on the extent of the FDA’s additional request, the delay caused could be significant. During any such period of delay, not only would we be incurring the additional expenses of the testing, but we would also continue to not generate any revenue.

We depend on, and are liable for, SanyoSeiko as our Symphony analyzer contract manufacturing organization (CMO), so its inability or failure to perform appropriately in that capacity may threaten our viability or have a material adverse effect on us and our business, assets and its prospects.

We are dependent on SanyoSeiko to maintain compliance with the FDA requirements, and continuously manufacture and supply us with our Symphony analyzers. If SanyoSeiko is unable to do so for any reason and we are unable to activate a new CMO to produce analyzers, we may be unable to obtain FDA approval and commence any commercial sales or unable to supply products to our customers in a timely manner or at all, either of which could threaten our viability.

We are also liable for SanyoSeiko’s performance and actions as our CMO, and any breach by SanyoSeiko of our license and/or supply agreements with Toray may have a material adverse effect on us and our business.

If we can not find a suitable CMO for the manufacturing of our Symphony cartridges, requiring additional costs and delaying FDA approval.

We plan to redevelop the Symphony cartridge and once redevelopment is completed, we plan to transfer manufacturing to a FDA-registered CMO for the manufacturing of Symphony cartridges to support validations and commercialization. If we are unable to find a suitable CMO, we will have to establish manufacturing internally, which may result in additional costs and delays to our FDA application submission.

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

We believe that our management team must be able to act decisively to apply and adapt our business model in the markets in which we will compete. Our future performance depends to a large extent on the continued services of members of our current management, including our President and Chief Executive Officer, Neil Dey, and our Chief Technology Officer, Jason Cook. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel.

In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments would have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense and we cannot assure that we will be able to recruit and retain such personnel, or that we will possess the cash resources to do so. For example, our limited cash resources have caused us to reduce our overall full-time employment headcount to 7 persons, and we could need to implement further personnel-related cost reductions in the near-term. As such, we may not be able to hire or retain the necessary personnel to implement our business strategy. For example, Mr. Dey is currently serving as our principal financial and accounting officer, in addition to serving as our principal executive officer. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects.

If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully, and our limited cash resources could require us to make further cost reductions.

We believe that our management team must be able to act decisively to apply and adapt our business model in the markets in which we will compete. Our future performance depends to a large extent on the continued services of members of our current management, including our President and Chief Executive Officer, Neil Dey, and our Chief Technology Officer, Jason Cook. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In addition, given our small headcount, the loss of existing employees (including our President and Chief Executive Officer and Chief Technology Officer) could result in the loss of institutional knowledge relating to our product development that would be difficult for us to replace.

We do not have a meaningful amount of authorized shares remaining under our equity compensation plans and therefore cannot incentivize our directors and employees with non-cash compensation.

We have undergone a series of reverse stock splits at a cumulative ratio of 1-for-8,000 over the last two years. As a result, the authorized shares in our stock compensation plans have been correspondingly reduced, and we only possess a de minimus amount of equity under our 2018 Stock Incentive Plan and our 2021 Stock Plan. As a result, we currently cannot incentivize our directors and employees with non-cash compensation, and even if we possessed such available shares, the substantial declines in the value of our common stock in each of the prior three years may substantially depress the desired incentive effects of using such shares for compensatory purposes. We believe that stock incentive plans serve to closely align the interests of directors and officers with the interests of the Company’s shareholders, and without this tool we are left paying all compensation in cash. In 2024, cash fees paid to non-employee directors were $380,000 in the aggregate and cash fees paid to our two executive officers were $526,000. Given our lack of available equity incentives as a compensatory tool, we expect to continue incurring significant cash compensation expense relative to our overall market capitalization.

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

Specific raw materials used in the production of Symphony IL-6 cartridges are being discontinued or are otherwise limited in supply and the process of finding a suitable substitute could be expensive, use important resources, reduce the efficacy of the platform, or lead to other delays and setbacks.

Several raw materials used in production of Symphony IL-6 cartridges are being discontinued and we will need to validate new materials to use as substitutes. These materials include hydrophobic coating solution, side film plastic laminate, and antibody. Testing new raw materials at the same time that we are testing to discover the previously discussed instability in the product introduces additional variables that could make it more difficult for us to discover the source of the instability, adding extra expense and delay. We cannot currently predict what substitute materials will be found to work for the discontinued ones, whether they will perform as well, their availability, or their precise cost.

We do not currently have sufficient supply to or know-how from Toray to reproduce the capture antibody in the Symphony IL-6 cartridges.

The procedures Toray has provided to us on manufacture of the capture antibody we use in our product are incomplete. To address this, we plan to develop manufacturing process for or procure from third-party vendor the immunogen source. We plan to use industry-standard polyclonal antibody manufacturing using this immunogen. If we are unable to do so, we expect that we would need to find a substitute that is different from Toray’s original design. We expect that it could currently take over one year for us to complete work on the capture antibody, and any additional delay would further increase our expected timeline to FDA approval and commercialization further into the future, and require additional funding beyond the amount that we currently forecast.

We might not be able to discover the underlying cause of a Symphony performance reproducibility issue, and if the issues are inherent in the design of the platform we might have to redesign our approach.

We continue to face a performance reproducibility issue with the Symphony cartridges, and we have been unable to discover the cause to date. Our efforts to redevelop the cartridge might not adequately resolve the issues if they are inherent to the design of the cartridge. If the issue lies in these or similarly difficult-to-address areas, we might need to redesign our approach, which would likely be expensive and significantly delay the FDA approval process.

If there is a shift in customer demand for the type of near-patient diagnostic test that we are working to develop, we would be left without a commercially marketable product in the pipeline.

Our only viable product in development at this time is a near-patient diagnostic test. If there is a shift in consumer demand away from such tests, for any reason, by or before the time we are ready to reach the market, we might find ourselves without a viable product sales market. We cannot be certain that there will be demand for our product by the time it is ready for commercial use or sale, and if there is not, we could be left without a revenue-generating product, as we do not currently have any other products under development.

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

Using the data analysis from the SYMON-I pilot clinical study, we initiated the SYMON-II pivotal clinical study in the third quarter of 2024. The SYMON II clinical study has three components: (1) collection, freezing, and biobanking of patient samples, (2) measuring IL-6 concentrations in the biobanked samples near the end of patient enrollment or after the patient enrollment has completed, and (3) analysis of the IL-6 data with the patient outcomes to see if the established IL-6 cutoff value has been validated for 28-day all-cause mortality. Patient enrollment started during the fourth quarter of 2024.

After our Symphony IL-6 cartridges are redeveloped, transferred to a CMO, and pass analytical validation, our goal is to use the Symphony IL-6 test to complete the testing in the SYMON-II clinical trial.

As a result of our lack of cash resources and timeline associated with cartridge redevelopment, we have recently slowed the timeline of this study to preserve cash resources in the near-term, and we expect that these delays will prevent us from submitting an FDA application for our Symphony platform within the next 30 months.

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

Delays in the Symphony cartridge redevelopment and manufacturing transfer to a CMO could negatively affect our timeline for the FDA submission of Symphony.

We plan to redevelop the Symphony cartridge to achieve performance requirements. Delays in the redevelopment or transfer will negatively affect our timeline for the FDA submission of Symphony.

Our ability to engage in and complete the activities needed for an FDA submission will be contingent upon us addressing these and other challenges, including possessing and/or raising sufficient capital, remaining a going concern, and producing product capable of supporting our product requirements and meeting analytical validation, clinical validation. The delays described above, coupled with our lack of cash resources, could have a material adverse effect on our business, financial condition, and results of operations.

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

We are dependent on the intellectual property licensed from Toray. Disputes may arise between us and Toray regarding intellectual property subject to our license agreement with Toray. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and launch our Symphony platform and our other product candidates. If we or Toray fail to adequately protect this intellectual property, our ability to launch our products in the market could be limited. For so long as we are dependent on the intellectual property covered by the license agreement for the pursuit of our business, any such disputes relating to the license agreement or failure to protect the intellectual property could threaten our viability.

We will depend primarily on Toray to file, prosecute, maintain, defend and enforce intellectual property that we license from it and that is material to our business.

The key underlying intellectual property relating to our Symphony platform is owned by Toray. Under our license agreement with Toray, Toray generally has the right to file, prosecute, maintain and defend the intellectual property we have licensed from Toray. If Toray fails to conduct these activities for intellectual property protection covering any of our product candidates, our ability to develop and launch those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. In addition, pursuant to the terms of the license agreement, Toray generally has the right to control the enforcement of our licensed intellectual property and the defense of any claims asserting the invalidity of that intellectual property. We cannot be certain that Toray will allocate sufficient resources to and otherwise prioritize the enforcement of such intellectual property or the defense of such claims to protect our interests in the licensed intellectual property. In the absence of action by Toray, we may be unable to protect and enforce the proprietary rights on which our business relies. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent or impede us from continuing to use the licensed intellectual property that we need to operate our business or from realizing the full commercial benefit contemplated by the agreement. In addition, even if we take control of the prosecution of licensed intellectual property and related applications, enforcement of licensed intellectual property, or defense of claims asserting the invalidity of that intellectual property, we may still be adversely affected or prejudiced by actions or inactions of Toray and its counsel that took place prior to or after our assuming control, and we cannot ensure the cooperation of Toray in any such action. Furthermore, if we take action to protect, enforce or defend the licensed intellectual property, we may incur significant costs and the attention of our management may be diverted from our normal business operations. As a result, our business, results of operations and financial condition could be materially and adversely affected.

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

In order for our business to be viable and to compete effectively, the proprietary rights with respect to the technologies and intellectual property used in our products must be developed and maintained. Toray relies primarily on patent protection and trade secrets to protect its technology and intellectual property rights. There are significant risks associated with Toray’s ability (or our ability, in the absence of action by Toray) to protect the intellectual property licensed to us, including:

●	pending intellectual property applications may not be approved or may take longer than expected to result in approval in one or more of the countries in which we operate;

●	Toray’s intellectual property rights may not provide meaningful protection;

●	other companies may challenge the validity or extent of Toray’s patents and other proprietary intellectual property rights through litigation, oppositions and other proceedings. These proceedings can be protracted as well as unpredictable;

●	other companies may have independently developed (or may in the future independently develop) similar or alternative technologies, may duplicate Toray’s technologies or may design their technologies around Toray’s technologies;

●	enforcement of intellectual property rights is complex, uncertain and expensive, and may be subject to lengthy delays. In the event we take control of any such action under the our license agreement with Toray, our ability to enforce our intellectual property protection could be limited by our financial resources; and

●	the other risks described in “— Risks Related to Our Intellectual Property.”

If any of Toray’s patents or other intellectual property rights fail to protect the technology licensed by us, it would make it easier for our competitors to offer similar products. Any inability on Toray’s part (or on our part, in the absence of action by Toray) to adequately protect its intellectual property may have a material adverse effect on our business, financial condition and results of operations. In addition, the patents we rely on are generally set to expire within the next five years, which could have a material impact on the future of our products.

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

Our common stock is listed for trading on the Nasdaq Capital Market. If our stockholders sell substantial amounts of our common stock in the public market, including the shares of common stock issuable upon the exercise of the Class C Warrants and Class D Warrants issued in the public offering that we consummated in June 2024, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our significant stockholders, or when there is a large number of shares of our common stock available for sale.

Our existing stockholders (including the holders of warrants) may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market, subject to the limitations of Rule 144, promulgated under the Securities Act. In general, under Rule 144 as currently in effect, once we have been subject to public company reporting requirements for at least 90 days, a person who is not deemed to have been one of our affiliates for purposes of the Securities Act at any time during the 90 days preceding a sale and who has beneficially owned the shares proposed to be sold for at least six months, including the holding period of any prior owner other than our affiliates, is entitled to sell those shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144, subject to compliance with the public information requirements of Rule 144. If such a person has beneficially owned the shares proposed to be sold for at least one year, including the holding period of any prior owner other than our affiliates, then that person is entitled to sell those shares without complying with any of the requirements of Rule 144. Our affiliates and other persons selling shares on behalf of our affiliates also are entitled to sell as long as they comply with Rule 144’s manner of sale, volume limitation and notice provisions, in addition to the provisions applicable to non-affiliates described above.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have material adverse effect on our business and stock price, and our limited internal staffing may enhance the likelihood of such a controls failure. To reduce expenses, our President and Chief Executive Officer, in addition to serving as principal executive officer, currently serves as our principal financial and accounting officer, and we have no employees devoted on a full-time basis to our finance, accounting, legal or compliance functions, which may substantially increase the likelihood that we will fail to successfully maintain effective internal controls over financial reporting, or effective disclosure controls and procedures.

Pursuant to SOX Section 404 we are required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC since becoming a public company, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with SOX Section 404, we document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we may identify one or more material weaknesses (as we did in connection with the preparation of this Form 10-K, as described below), which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Neil Dey, our President and Chief Executive Officer, serves as our principal financial and accounting officer, in addition to serving as our principal executive officer, and Mr. Dey is not a certified public accountant. We also do not presently employ an internal legal officer. Our lack of a directly employed principal financial and accounting officer or principal legal officer may increase the likelihood that we will fail to successfully maintain effective internal controls over financial reporting, or effective disclosure controls and procedures.

We recently identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

In connection with the preparation and finalization of this Form 10-K, our independent registered public accounting firm identified an issue with respect to the Company’s application of provisions of the Accounting Standards Codification of the FASB related to the accounting and valuation of certain warrants. In particular, in June 2024, the Company issued Class C and Class D warrants that contained “reset” features that caused the exercise prices and number of shares of Company common stock issuable upon exercise to increase following stockholder approval of such warrants in August 2024 and changes in the market price of our common stock that were measured in the period that immediately followed. Under applicable accounting guidance, upon reset, the Company should have recorded in its consolidated statement of operations the “deemed dividend on warrant modification” and “net loss applicable to common stockholders,” in each case, below the presentation of net loss. In addition, these non-book entry line items were not included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2024 in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024. As a result of the foregoing, we identified a material weakness in our internal control over financial reporting arising from a lack of sufficient internal accounting expertise at the Company.

As previously discussed, if we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover additional material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and operating results, and could result in a loss of investor confidence and a decline in our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats.

Our President and Chief Executive Officer is responsible for overseeing our cybersecurity processes and works directly with third party service providers, as applicable, to identify, assess and manage the Company’s cybersecurity threats and risks. In doing so, he seeks to identify and assess risks from cybersecurity threats in a manner appropriate for a company of comparable size and resources.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our IT Consulting Firm works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing Company’s cybersecurity risk management processes. Our cybersecurity risk assessment and management processes are implemented and maintained by our President and Chief Executive Officer.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management and/or the Board of Directors depending on the circumstances. The Board receives periodic reports and updates from our senior management concerning cybersecurity threats and risks, and the processes that the Company has implemented to address them.

We are not aware of any instances of material cybersecurity incidents that impacted the Company.

ITEM 2. PROPERTIES

We have leased two facilities in Acton, Massachusetts, one which is month-to-month beginning March 2025 and the other will expire in March 2027.

Our President and Chief Executive Officer and his spouse, who is also a director of our Company, serve as officers and/or directors of two business entities that are unaffiliated with us (Canary, Inc. and Laminar Pharma, Inc.), and we permit these entities to use our main facility as their registered business address.

Our Chief Technology Officer majority owned business entity (NanoHybrids, Inc.) is permitted to use our laboratory facility. We bill such entity for the part-time use of our personnel at a rate of the respective employee’s fully burdened personnel cost, plus an additional 10% fee for use of the facility.

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

Holders of Common Stock

As of March 21, 2025, we had 554,012 shares of common stock outstanding held by approximately fifteen stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a clinical-stage medical diagnostics company developing rapid tests using whole blood on our Symphony platform (“Symphony”) to improve patient outcomes in critical care settings. Our Symphony technology platform is an exclusively licensed, patented system that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (“FDA”), could provide a solution to a significant market need in the United States. Clinical trials indicate Symphony produces laboratory-quality results in less than 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $7.7 million and $10.0 million for the years ended December 31, 2024 and 2023, respectively. We had negative cash flow from operating activities of approximately $7.5 million and $8.3 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of approximately $34.7 million and $26.95 million as of December 31, 2024 and 2023, respectively.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	For Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$3,471,671	$5,714,574
General and administrative	3,689,648	4,313,200
Sales and marketing	8,297	283,443
Total operating expenses	7,169,616	10,311,217

Operating loss	(7,169,616)	(10,311,217)

Other income (expense):
Interest expense	(823,028)	-
Interest income	145,823	164,900
Other income, net	129,027	192,429
Total other income (expense)	(548,178)	357,329

Net loss	$(7,717,794)	$(9,953,888)

Research and development

Research and development expenses decreased approximately $2.2 million, or 39%, for the year ended December 31, 2024, as compared to 2023. The decrease in research and development expenses was primarily due to a $0.5 million decrease in personnel related costs, a $0.8 million decrease in depreciation expense, and a $1.1 million decrease in product development costs, which was partially offset by a $0.5 million increase in clinical development costs.

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

General and administrative

General and administrative expenses decreased approximately $0.6 million, or 14%, for the year ended December 31, 2024, as compared to 2023. The decrease in general and administrative expenses is primarily due to the cost reduction efforts focused on reducing personnel and other administrative costs.

We expect to monitor and continue to reduce our general and administrative spend, as necessary, to optimize operational alignment.

Sales and marketing

Sales and marketing expenses decreased approximately $0.3 million, or 97%, for year ended December 31, 2024, as compared to 2023. The low sales and marketing expenses in 2024 are due to a reduction in spending in all sales and marketing efforts.

Other income (expense)

Total other income (expense) decreased approximately $0.9 million for the year ended December 31, 2024 as compared to 2023. The decreases primarily related to the $0.8 million increase in interest expense associated with the Bridge Note Financing.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Years Ended December 31,
	2024	2023
Cash proceeds provided by (used in):
Operating activities	$(7,819,769)	$(8,313,870)
Investing activities	(306,783)	(704,166)
Financing activities	10,219,981	1,111,562
Net increase (decrease) in cash and cash equivalents	$2,093,429	$(7,906,474)

Net cash used in operating activities

During 2024, we used approximately $7.8 million in cash for operating activities, a decrease of approximately $0.5 million from 2023. The decrease in net cash used in operating activities was primarily due to a decrease in the net loss and partially offset by the timing of payments to vendors and other decreases in working capital during 2024.

Net cash used in investing activities

During 2024, we used approximately $0.3 million in cash for investing activities, an approximately $0.4 million decrease from 2023. The Company acquired laboratory equipment and manufacturing equipment for the development of the Symphony devices in both 2024 and 2023.

Net cash provided by financing activities

During 2024, we generated approximately $10.2 million in cash from financing activities, as compared to $1.1 million in 2023. The increase in net cash provided by financing activities was primarily due to the proceeds from our public offerings in January 2024 and June 2024 as compared to our private placement of common stock in August 2023.

Contractual Obligations

See Note 9 to consolidated financial statements for our lease obligations and Note 10 to the consolidated financial statements for our other non-cancellable contractual obligations.

Liquidity and Going Concern

The Company had cash and cash equivalents of $4,301,945 and current liabilities of $810,368 on its balance sheet as of December 31, 2024. The Company has incurred net losses since its inception, and has negative cash flows from operations and had an accumulated deficit of $34,668,784 as of December 31, 2024. The Company continues to develop its Symphony device and its first test for the measurement of IL-6. The Company remains committed to obtaining FDA clearance and hopes to conduct clinical trials to obtain sufficient data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining its liquidity requirements. The Company estimates cash resources will be sufficient to fund its operations up to the third quarter of 2025. The Company will need additional capital to fund its planned operations for the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

The consolidated financial statements for the years ended December 31, 2024 and 2023 were prepared under the assumption that the Company will continue as a going concern, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Recent Offerings

August 2023 Offering

On August 24, 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors (the “Purchase Agreement”) relating to the registered direct offering and sale of 540 shares of the Company’s common stock at a purchase price of $2,946.00 per share (the “Offering”).

In a concurrent private placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 540 shares of Common Stock (the “Warrants”). Pursuant to the terms of the Purchase Agreement, for each share of Common Stock issued in this offering an accompanying Warrant was issued to the purchaser thereof. Each Warrant is exercisable for one share of Common Stock (the “Warrant Shares”) at an exercise price of $2,896.00 per share, will be immediately exercisable upon issuance and will expire five years from the date of issuance. The Warrants were offered and sold at a purchase price of $50.00 per underlying warrant share, which purchase price is included in the offering price per share of Common Stock issued in the Offering (the “Private Placement”).

Pursuant to an engagement letter, dated as of August 7, 2023, between the Company and H.C. Wainwright & Co., LLC, or the placement agent, the Company paid the placement agent a total cash fee of $111,359 equal to 7.0% of the gross proceeds received in the Offering and the Private Placement. The Company also agreed to pay the placement agent in connection with the Offering and the Private Placement a management fee equal to $15,908 or 1.0% of the gross proceeds raised in the Offering and Private Placement, $45,000 for non-accountable expenses, and $15,950 for clearing fees. In addition, the Company agreed to issue to the placement agent, or its designees, warrants to purchase up to 36 shares of Common Stock (the “Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of Common Stock sold in the Offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to $3,684.00, or 125% of the offering price per share of Common Stock sold in the Offering, and a term of five years from the commencement of the sales pursuant to the Offering.

The gross proceeds to the Company from the Offering and the Private Placement are $1,590,840. The Company incurred offering costs of $413,544.

January 2024 Offering

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 1,344 shares of the Company’s common stock, par value $0.0001 per share and (ii) prefunded warrants to purchase up to an aggregate 5,386 shares of Common Stock (the “January Prefunded Warrants”). The Shares and January Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 6,730 shares of Common Stock at an exercise price of $520.00 per share (the “January 2024 Warrants”). The combined public offering price was $520.00 per share of Common Stock and related January 2024 Warrant and $519.96 per January Prefunded Warrant and related January 2024 Warrant.

As of December 31, 2024, all January Prefunded Warrants have been exercised in full. The January 2024 Warrants are exercisable for a period of five years following the date of issuance.

Pursuant to an engagement letter, dated as of August 7, 2023, as amended October 11, 2023, by and between the Company and the Placement Agent, the Company paid the Placement Agent a total cash fee of $245,000 equal to 7.0% of the gross proceeds received in the January 2024 Offering. The Company also paid the Placement Agent in connection with the January Offering a management fee of $35,000 equal to 1.0% of the gross proceeds raised in the January 2024 Offering and certain expenses incurred in connection with the January Offering. In addition, the Company issued to the Placement Agent, warrants to purchase up to an aggregate 471 shares of Common Stock (the “January 2024 Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of Common Stock and Prefunded Warrants sold in the January 2024 Offering. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Warrants, except that the January 2024 Placement Agent Warrants have an exercise price equal to $650.00, or 125% of the offering price per share of Common Stock and related January 2024 Warrant sold in the January Offering and expire on the fifth anniversary from the date of the commencement of sales in the January 2024 Offering.

The gross proceeds to the Company from the January 2024 Offering were $3,500,000. The Company incurred offering costs of $711,031.

May 2024 Bridge Note Financing

On May 31, 2024, the Company entered into a Note Purchase Agreement with an accredited investor (the “NPA”), and a Securities Purchase Agreement with three accredited investors (the “SPA”). Under the terms of the NPA, the investor provided the Company with a $1,000,000 cash subscription in exchange for the issuance of a senior secured note. As of December 31, 2024, a total of $1,176,470 was repaid to the NPA investors. The difference between such note and the subscription amount, initially recorded as a discount on the notes, was the result of the discount factor included in the NPA of approximately 17.6%.

Under the terms of the SPA, the three investors agreed to collectively provide the Company with a separate $1,000,000 cash subscription in exchange for the issuance of senior secured notes ($333,333 each), and the collective issuance of 1,451 shares of the Company’s common stock. The fair value of the common stock issued in connection with the SPA was $307,563. As of December 31, 2024, a total of $1,111,110 was repaid to the SPA investors. The difference between such notes and the subscription amounts, initially recorded as a discount on the notes, was the result of the discount factor included in the SPA of 11.11%.

Interest expense recorded on the NPA and SPAs was $807,797 for the year ended December 31, 2024, including debt issuance costs related to the NPA and SPA totaling $212,654.

June 2024 Offering

On June 28, 2024, the Company sold in a public offering ( the “June 2024 Offering”), (i) 11,541 common units (the “Common Units”), each consisting of one share of common stock, two Class C Warrants and one Class D Warrant and (ii) 95,815 prefunded warrants (the “Prefunded Units”), each consisting of one prefunded warrant to purchase one share of common stock (each, a “Prefunded Warrant”), two Class C Warrants and one Class D Warrant to purchase Common Shares. Aegis Capital Corp. (“Aegis” or, the “Underwriter”) partially exercised its over-allotment option in respect to 13,573 Class C Warrants and 6,787 Class D Warrants (the “Over-Allotment Warrants”). The Common Units were sold at a price of $81.50 per unit and the Prefunded Warrants were sold at a price of $81.495 per unit. As of December 31, 2024, all Prefunded Warrants have been exercised in full.

Pursuant to an engagement letter dated June 6, 2024, by and between the Company and Aegis, the Company paid Aegis a total cash fee of $743,750 equal to 8.5% of the gross proceeds received in the June 2024 Offering.

The gross proceeds to the Company from the June 2024 Offering were $8,569,075. The Company incurred offering costs of $1,133,419.

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

See Note 2 to consolidated financial statements for a summary of significant accounting policies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm are included in this Form 10-K on pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer, who serves as our principal executive officer and our principal financial and accounting officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our President and Chief Executive Officer, who serves as our principal executive officer and our principal financial and accounting officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our President and Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our President and Chief Executive Officer have concluded that, as a result of a material weakness in internal control over financial reporting arising from a lack of sufficient internal accounting expertise at the Company, our internal control over financial reporting was not effective as of December 31, 2024.

The foregoing determination was made in connection with the preparation and finalization of this Form 10-K. In connection therewith, our independent registered public accounting firm identified an issue with respect to the Company’s application of provisions of the Accounting Standards Codification of the FASB related to the accounting and valuation of certain warrants. In particular, in June 2024, the Company issued Class C and Class D warrants that contained “reset” features that caused the exercise prices and number of shares of Company common stock issuable upon exercise of such warrants to increase following stockholder approval of such warrants in August 2024 and changes in the market price of our common stock that were measured in the period that immediately followed. Under applicable accounting guidance, upon reset, the Company should have recorded in its consolidated statement of operations the “deemed dividend on warrant modification” and “net loss applicable to common stockholders,” in each case, below the presentation of net loss. In addition, these non-book entry line items were not included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2024 in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP. In addition, the Company intends to include an “out-of-period adjustment” in its upcoming Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 to provide these additional non-book entry line item amounts for the three and nine months ended September 30, 2024.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Plan to Remediate Material Weakness

As noted above, our President and Chief Executive Officer currently serves as our principal executive officer, and our principal financial and accounting officer, and has done so since we separated with our prior Chief Financial Officer in October 2023 and our prior Interim Chief Financial Officer in March 2024. Our President and Chief Financial Officer, who is not a certified public accountant and does not have a prior background in public accounting, works with external and internal consultants in preparing and reviewing the Company’s consolidated financial statements. As a result of the material weakness determination that occurred in connection with the preparation of this Form 10-K, we plan to enhance our processes by designing and implementing controls to review the results of valuations and estimates, including the completeness and accuracy of relevant data elements included in the valuation or estimate. We also plan, subject to the availability of sufficient financial resources in the future, to engage additional qualified resources and/or hire additional staff to ensure these incremental controls are properly implemented and to ensure proper segregation of duties around the review of manual journal entries.

Management is currently evaluating steps to remediate the material weaknesses, including enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. This includes providing enhanced access to accounting literature, research materials, and documents, and increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weakness and will strengthen our internal control over financial reporting. However, remediation efforts are expected to continue into future fiscal quarters. Further, we will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We may also identify additional measures that may be required to remediate the material weakness in our internal control over financial reporting, necessitating further action.

Changes in Internal Control Over Financial Reporting

Other than the material weakness determination described above and the commencement of the Company’s remediation activities in connection therewith, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	73	$14,902.00	136
Equity compensation plans not approved by security holders (2)	108	$7,180.00	-

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2018 Stock Incentive Plan (the “2018 Plan”) and 2021 Stock Plan (the “2021 Plan”). Both plans permit the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan and 2021 Plan are 79 and 245, respectively. At December 31, 2024 there were 35 and 101 shares of common stock available for grant under the 2018 Plan and 2021 Plan, respectively.

(2)	Consists of warrants issued to placement agents, underwriters and consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Part II, Item 8 on page F-1 of this Form 10-K.

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See the accompanying Index to Exhibits filed as a part of this Form 10-K, which list is incorporated by reference in this Item.

(b)	See the accompanying Index to Exhibits filed as a part of this Form 10-K.

(c)	Other schedules are not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on July 21, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on May 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on June 17, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2024).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on August 28, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 23, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on November 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2024).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
3.8	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.2	Form of Prefunded Common Stock Warrant (January 2024 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
4.3	Form of Common Stock Warrant (January 2024 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
4.4	Form of Placement Agent Common Stock Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
4.5	Form of Common Stock (August 2023 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 28, 2023).
4.6	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
4.7	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.8	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.9	Form of IPO Underwriters’ Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
4.10*	Description of Securities of Bluejay Diagnostics, Inc.
4.11	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-280253), filed on June 17, 2024).
4.12	Form of Class C Warrant (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-280253), filed on June 17, 2024).

4.13	Form of Class D Warrant (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 (File No. 333-280253), filed on June 17, 2024).
10.1**	2021 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.2**	Employment Agreement, dated July 1, 2021, between Neil Dey and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.3**	First Amendment to Employment Agreement, dated January 27, 2023, between Neil Dey and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2023).
10.4**	Employment Agreement, dated July 1, 2021, between Jason Cook and Bluejay Diagnostics, Inc. * (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.5	Form of Securities Purchase Agreement, dated December 27, 2023, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024).
10.6	Form of Securities Purchase Agreement, dated August 24, 2023, by and between the Company and each of the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on August 28, 2023).
10.7	Securities Purchase Agreement, dated June 7, 2021, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.8	Registration Rights Agreement, dated June 7, 2021, between certain purchasers and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
10.9	Amended and Restated License Agreement, entered into on October 23, 2023, by and between Bluejay Diagnostics, Inc. and Toray Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023).
10.10	Master Supply Agreement, entered into on October 23, 2023, by and between Bluejay Diagnostics, Inc. and Toray Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023).
10.11	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2024).
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2024).
10.13	Form of Senior Secured Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2024).
10.14	Underwriting Agreement, dated June 27, 2024, between Aegis and Bluejay Diagnostics, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 28, 2024).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
19.1*	Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260029), filed on October 4, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 28, 2024)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

*	Filed herewith.

**	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2025.

Bluejay Diagnostics, Inc.

By:	/s/ Neil Dey
Neil Dey
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Dey	President, Chief Executive Officer and Director	March 31, 2025
Neil Dey	(Principal Executive Officer and
Principal Financial and Accounting Officer)

/s/ Douglas C. Wurth	Chairman of the Board of Directors	March 31, 2025
Douglas C. Wurth

/s/ Donald R. Chase	Director	March 31, 2025
Donald R. Chase

/s/ Svetlana Dey	Director	March 31, 2025
Svetlana Dey

/s/ Fred S. Zeidman	Director	March 31, 2025
Fred S. Zeidman

/s/ Gary Gemignani	Director	March 31, 2025
Gary Gemignani

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bluejay Diagnostics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bluejay Diagnostics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 31, 2025

Bluejay Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$4,301,945	$2,208,516
Prepaid expenses and other current assets	596,938	747,263
Deferred offering costs	-	265,081
Total current assets	4,898,883	3,220,860

Property and equipment, net	1,513,495	1,285,741
Operating lease right-of-use assets	209,788	333,267
Other non-current assets	35,257	28,663
Total assets	$6,657,423	$4,868,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$145,122	$491,474
Operating lease liability, current	113,260	162,990
Accrued expenses	551,986	1,116,911
Total current liabilities	810,368	1,771,375

Operating lease liability, non-current	108,989	189,987
Other non-current liabilities	8,567	12,321
Total liabilities	927,924	1,973,683

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 554,012 and 3,098 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	55	-
Additional paid-in capital	40,398,228	29,845,838
Accumulated deficit	(34,668,784)	(26,950,990)
Total stockholders’ equity	5,729,499	2,894,848
Total liabilities and stockholders’ equity	$6,657,423	$4,868,531

See report of independent registered public accounting firm and notes to consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Consolidated Statements of Operations

	For Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$3,471,671	$5,714,574
General and administrative	3,689,648	4,313,200
Sales and marketing	8,297	283,443
Total operating expenses	7,169,616	10,311,217

Operating loss	(7,169,616)	(10,311,217)

Other income (expense):
Interest expense	(823,028)	-
Interest income	145,823	164,900
Other income, net	129,027	192,429
Total other income (expense), net	(548,178)	357,329
Net loss	(7,717,794)	(9,953,888)

Deemed dividend on warrant modification	13,223,053	-
Net loss applicable to common stockholders	$(20,940,847)	$(9,953,888)

Net loss per share to common stockholders - Basic and diluted	$(114.19)	$(3,631.48)

Weighted average common shares outstanding:
Basic and diluted	183,392	2,741

See report of independent registered public accounting firm and notes to consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	2,526	$-	$28,538,375	$(16,997,102)	$11,541,273
Stock-based compensation expense	-	-	24,385	-	24,385
Issuance of common stock from exercised RSU’s, net of RSU tax withholding	1	-	(1,453)	-	(1,453)
Issuance of common stock to settle accrued bonus, net of shares withheld	31	-	107,235	-	107,235
Issuance of common stock, net of issuance costs of $413,544	540	-	1,177,296	-	1,177,296
Net loss	-	-	-	(9,953,888)	(9,953,888)
Balance as of December 31, 2023	3,098	-	29,845,838	(26,950,990)	2,894,848
Stock-based compensation expense	-	-	20,094	-	20,094
Issuance of common stock in connection with January 2024 Offering, net of issuance costs of $711,031	6,730	-	2,788,969	-	2,788,969
Issuance of common stock in connection with Bridge Note Financing	1,451	-	307,563	-	307,563
Issuance of common stock in connection with June 2024 Offering, net of issuance costs of $1,133,419	107,356	11	7,435,645	-	7,435,656
Exercise of Series D Warrants	435,377	44	514	-	558
Cash for fractional shares from reverse stock split	-	-	(395)	-	(395)
Net loss	-	-	-	(7,717,794)	(7,717,794)
Balance as of December 31, 2024	554,012	$55	$40,398,228	$(34,668,784)	$5,729,499

See report of independent registered public accounting firm and notes to consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,717,794)	$(9,953,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	75,618	648,708
Stock-based compensation expense	20,094	189,245
Amortization of right-of-use asset	123,479	132,247
Non-cash interest expense for finance lease	1,053	1,305
Non-cash interest expense for note payable	307,563	-
Loss on disposal of property and equipment	3,411	1,787
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	150,325	926,217
Deferred offering costs	265,081	-
Other non-current assets	(6,594)	6,548
Accounts payable	(346,352)	(235,760)
Accrued expenses and other current and non-current liabilities	(695,653)	(30,279)
Net cash used in operating activities	(7,819,769)	(8,313,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(306,783)	(704,166)
Net cash used in investing activities	(306,783)	(704,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, gross	12,069,075	1,590,840
Payment for issuance costs of common stock	(1,844,450)	(413,544)
Proceeds from issuance of notes payable	2,000,000	-
Repayment of notes payable	(2,000,000)	-
Proceeds from exercise of Class D warrants	558	-
Fractional shares adjustment for reverse stock split	(395)	-
Payment of deferred offering costs	-	(1,849)
Payment of tax withholding on obligations on restricted stock units	-	(59,078)
Payment of finance lease	(4,807)	(4,807)
Net cash provided by financing activities	10,219,981	1,111,562

Net increase (decrease) in cash and cash equivalents	2,093,429	(7,906,474)
Cash and cash equivalents, beginning of period	2,208,516	10,114,990
Cash and cash equivalents, end of period	$4,301,945	$2,208,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES
Offering costs included in accounts payable and accrued expenses	$-	$263,232
Fair value of common stock issued in connection with notes payable	$307,563	$-

See report of independent registered public accounting firm and notes to consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and cartridges. The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP that consists of a mobile device and single-use test cartridges that if cleared, authorized, or approved by the U.S. Food and Drug Administration (the “FDA”), could provide a solution to a significant market need in the United States.

On June 4, 2021, the Company formed Bluejay Spinco, LLC, a wholly-owned subsidiary of the Company, for purposes of further development of the Company’s ALLEREYE diagnostic test. ALLEREYE is a point-of-care device offering healthcare providers a solution for diagnosing Allergic Conjunctivitis.

FDA Regulatory Strategy

The Company’s current regulatory strategy is designed to support commercialization of Symphony in the United States pending marketing authorization from the FDA. In May 2023, the Company submitted a pre-submission application to the FDA presenting study designs to validate Symphony IL-6 for use with hospitalized sepsis patients. We participated in a pre-submission meeting with the FDA on August 11, 2023, and at the meeting the FDA provided feedback on the new study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, the Company determined to proceed on this basis, which considers the FDA’s feedback.

In the second quarter of 2024, we completed a multicenter SYmphony IL-6 MONitoring Sepsis (“SYMON”) clinical study investigating the role of interleukin-6 (IL-6) in patients diagnosed with sepsis and septic shock. This prospective study assessed the performance of IL-6 upon initial presentation to the intensive care unit (ICU). A primary analysis of the SYMON-I pilot clinical study (registered clinical trial number NCT06181604) highlighted that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU may predict patient mortality out to 28 days. Furthermore, a secondary outcome of the SYMON-I study showed that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU is a predictor of patient mortality during their hospitalization. Other secondary outcomes showed that lactate and Sequential Organ Failure Assessment (SOFA), standard clinical tests used for sepsis and septic shock patients, were not predictors of patient mortality out to 28 days. We believe that the findings underscore the potential importance of IL-6 as a predictor and provide new insights into the potential pathways for improving sepsis outcomes. In the third quarter of 2024, we initiated SYMON-II pivotal clinical study to validate the findings of the SYMON-I pilot clinical study.

As a result of its lack of cash resources, the Company has recently slowed the timeline of this study to preserve cash resources in the near-term, and the Company expects that these delays will prevent the Company from submitting an FDA application for its Symphony platform before the fourth quarter of 2027.

Product Manufacturing

The Company maintains contracts with Sanyoseiko Co. Ltd (“Sanyoseiko”) to manufacture its analyzer. Once redeveloped, the Company plans to transfer manufacturing of its cartridges to Sanyoseiko, or other suitable CMO, to manufacture the cartridges.

Risks and Uncertainties

As noted above, Bluejay is reliant upon Sanyoseiko to provide analyzers in sufficient quantity and quality to complete the validations for our FDA application. Our FDA application submission could be delayed if the Company encounters any material supply interruptions. In addition, there can be no assurance that we will be able to obtain necessary regulatory authorization for the manufacturing or marketing of the Symphony in the United States or elsewhere. There also can be no assurance that we will successfully complete any clinical evaluations necessary to receive regulatory approvals, or that the clinical study will demonstrate sufficient safety and effectiveness of the Symphony IL-6 test. The failure to adequately demonstrate the clinical performance of the Symphony IL-6 test could delay or prevent regulatory approval, which could prevent or result in delays to market launch and could materially harm our business.

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

Reverse Stock Splits and Increase to Authorized Capital

On July 24, 2023, the Company effected the first reverse stock split of its shares of common stock at a ratio of 1-for-20 (the “July 2023 Reverse Stock Split”). On June 20, 2024, the Company effected a second reverse stock split of its shares of common stock at a ratio of 1-for-8 (the “June 2024 Reverse Stock Split”). On November 18, 2024, the Company effected a third reverse stock split of its shares of common stock at a ratio of 1-for-50 (the “November 2024 Reverse Stock Split” and, together with the July 2023 Reverse Stock Split and June 2024 Reverse Stock Split, the “Reverse Stock Splits”). As such, collectively, the Company’s common stock has undergone reverse stock splits that have combined the shares on a 1-for-8,000 aggregate basis since July 2023. All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect these reverse stock splits.

On October 23, 2024, the stockholders of the Company approved and adopted an amendment to the Company’s amended and restated certificate of incorporation, to increase the number of authorized shares of the Company’s Common Stock to 250,000,000.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and include all adjustments necessary for the presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The consolidated financial statements for the years ended December 31, 2024 and 2023 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The Company had cash and cash equivalents of $4,301,945 and current liabilities of $810,368 as of December 31, 2024. The Company has incurred net losses since its inception, has incurred negative cash flows from operations and has an accumulated deficit of $34,668,784 as of December 31, 2024. The Company estimates cash resources will be sufficient to fund its operations up to the third quarter of 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

The Company continues to develop the Symphony device and its first test for the measurement of IL-6. The Company remains committed to obtaining FDA clearance and will conduct clinical studies to obtain sufficient data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations.

The Company expects that it will seek to raise additional capital through public or private equity offerings, grant financing and support from governmental agencies, convertible debt, collaborations, strategic alliances and distribution arrangements. Additional funds may not be available when it needs them on terms that are acceptable to them, or at all. If adequate funds are not available, it may be required to delay its FDA regulatory strategy, and to delay or reduce the scope of its research or development programs, commercialization efforts or manufacturing commitments and capacity, or even cease operations and enter into receivership. In addition, if the Company raises additional funds through collaborations, strategic alliances or distribution arrangements with third parties, it may have to relinquish valuable rights to its technologies or future revenue streams.

These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company evaluates its estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents, consisting of highly liquid money market funds are carried at fair market value which approximates cost. The Company recognized interest income associated with cash equivalents of $145,823 and $164,900 for the years ended December 31, 2024 and 2023, respectively.

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

There were no liabilities measured at fair value on a recurring basis, and no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.

The carrying values of financial instruments such as prepaid expenses, accounts payable, and accrued expenses approximated fair value as of December 31, 2024 and 2023 due to their short-term maturities.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board, or the FASB, ASC, 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC 815, Derivatives and Hedging, or ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company also evaluates if changes in contractual terms or other considerations would result in the reclassification of outstanding warrants from liabilities to stockholders’ equity (or vice versa).

Segment Reporting

Management has determined that the Company has one operating segment, which is consistent with the Company’s structure and how it manages the business.

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of December 31, 2024. Any interest or penalties are charged to expense. During the years ended December 31, 2024 and 2023, the Company had no significant interest and penalties. Tax years subsequent to December 31, 2021 are subject to examination by federal and state authorities.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through December 31, 2023 that are directly related to the January 2024 Offering and that were charged to stockholders’ equity upon the completion of the January 2024 Offering.

Net Loss per Share

Basic net loss per share to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of options outstanding under the Company’s stock option plan, restricted stock units, and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	December 31,
	2024	2023
Options to purchase common stock	72	74
Restricted stock units	1	20
Warrants for common stock	660	679
Class A Warrants for common stock	310	311
Class B Warrants for common stock	9	9
5-Year warrants for common stock	6,730	-
Class C warrants for common stock	1,372,586	-
Placement agent warrants	471	-

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

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company has received the right to sublicense certain Toray intellectual property to Sanyoseiko in connection with Sanyoseiko’s ongoing agreement with the Company to manufacture its Symphony device and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provides for the transfer of certain technology related to the cartridges to Sanyoseiko. The royalty payments payable by the Company to Toray have been reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future. There were no sales of or revenues from the cartridges during the 12-month periods ended December 31, 2024 and 2023.

Under the New Toray Supply Agreement, Toray will manufacture in the near-term (through its wholly owned subsidiary Kamakura Techno- Science, Inc.) certain product intermediate components for use in cartridges being manufactured for the Company by Sanyoseiko. These cartridges made using Toray intermediates are only suitable for the purpose of obtaining FDA approval and not for commercial sale. The New Toray Supply Agreement has a term ending on the earlier of October 23, 2025 or the date that the Company obtains FDA approval for its product, and may be extended for up to six months by mutual agreement of the parties. Once FDA approval has been obtained, the intermediates and cartridges will be manufactured by SanyoSeiko under a separate supply agreement between the Company and SanyoSeiko.

At December 31, 2024 and 2023, there were no amounts accrued related to the New Toray License Agreement or the License Agreement.

4. FINANCINGS

June 2024 Offering

On June 28, 2024, the Company sold in a public offering ( the “June 2024 Offering”), (i) 11,541 common units (the “Common Units”), each consisting of one share of common stock, two Class C Warrants and one Class D Warrant and (ii) 95,815 prefunded units (the “Prefunded Units”), each consisting of one prefunded warrant to purchase one share of common stock (each, a “Prefunded Warrant”), two Class C Warrants and one Class D Warrant. The Common Units were sold at a price of $81.50 per unit and the Prefunded Warrants were sold at a price of $81.495 per unit. As of December 31, 2024, all Prefunded Warrants have been exercised in full.

Pursuant to an engagement letter dated June 6, 2024, by and between the Company and Aegis, the Company paid Aegis a total cash fee of $743,750 equal to 8.5% of the gross proceeds received in the June 2024 Offering.

The gross proceeds to the Company from the June 2024 Offering were $8,569,075. The Company incurred offering costs of $1,133,419.

May 2024 Bridge Note Financing

On May 31, 2024, the Company entered into a Note Purchase Agreement with an accredited investor (the “NPA”), and a Securities Purchase Agreement with three accredited investors (the “SPA”). This transaction closed on June 3, 2024. Debt issuance costs related to the NPA and SPA totaled $212,654. Under the terms of the NPA, the investor provided the Company with a $1,000,000 cash subscription in exchange for the issuance of a senior secured note (the “Bridge Note”). As of December 31, 2024, a total of $1,176,470 was repaid to the NPA investor in full satisfaction of the Bridge Note. The difference between the Bridge Note and the subscription amount, initially recorded as a discount on the notes, was the result of the discount factor included in the NPA of approximately 17.6%.

Under the terms of the SPA, the three investors agreed to collectively provide the Company with a separate $1,000,000 cash subscription in exchange for the issuance of senior secured notes (the “SPA Notes”), and the collective issuance of 1,451 shares of the Company’s common stock. The fair value of the common stock issued in connection with the SPA was $307,563. As of December 31, 2024, a total of $1,111,110 has been repaid to the SPA investors, in full satisfaction of the SPA Notes. The difference between the SPA Notes and the subscription amounts, initially recorded as a discount on the SPA Notes, was the result of the discount factor included in the SPA of 11.11%.

The interest expense recorded on the NPA and SPAs was $807,797 for the year ended December 31, 2024, including debt issuance costs related to the NPA and SPA totaling $212,654.

January 2024 Offering

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 1,344 shares of the Company’s Common stock, par value $0.0001 per share and (ii) prefunded warrants to purchase up to an aggregate 5,386 shares of Common Stock (the “Prefunded Warrants”). The Shares and Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 6,730 shares of Common Stock at an exercise price of $520.00 per share (the “January 2024 Warrants”). The combined public offering price was $520.00 per share of Common Stock and related January 2024 Warrant and $519.96 per Prefunded Warrant and related January 2024 Warrant.

As of December 31, 2024, all Prefunded Warrants have been exercised in full. The January 2024 Warrants are exercisable immediately and for a period of five years following the date of issuance.

Pursuant to an engagement letter, dated as of August 7, 2023, as amended October 11, 2023 (the “Amended Engagement Letter”), by and between the Company and the Placement Agent, the Company paid the Placement Agent a total cash fee of $245,000 equal to 7.0% of the gross proceeds received in the January 2024 Offering. The Company also paid the Placement Agent in connection with the January Offering a management fee of $35,000 equal to 1.0% of the gross proceeds raised in the January 2024 Offering and certain expenses incurred in connection with the January Offering. In addition, the Company issued to the Placement Agent, warrants to purchase up to an aggregate 471 shares of Common Stock (the “January 2024 Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of Common Stock and Prefunded Warrants sold in the January 2024 Offering. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Warrants, except that the January 2024 Placement Agent Warrants have an exercise price equal to $650.00, or 125% of the offering price per share of Common Stock and related January 2024 Warrant sold in the January Offering and expire on the fifth anniversary from the date of the commencement of sales in the January 2024 Offering.

The gross proceeds to the Company from the January 2024 Offering were $3,500,000. The Company incurred offering costs of $711,031.

August 2023 Offering

On August 24, 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors (the “Purchase Agreement”) relating to the registered direct offering and sale of 540 shares of the Company’s common stock at a purchase price of $2,946.00 per share (the “August 2023 Offering”).

In a concurrent private placement, the Company also issued to such institutional and accredited investors unregistered warrants to purchase up to 540 shares of Common Stock (the “Warrants”). Pursuant to the terms of the Purchase Agreement, for each share of Common Stock issued in this offering an accompanying Warrant was issued to the purchaser thereof. Each Warrant is exercisable for one share of Common Stock (the “August 2023 Warrant Shares”) at an exercise price of $2,896.00 per share, is immediately exercisable upon issuance and will expire five years from the date of issuance. The Warrants were offered and sold at a purchase price of $50.00 per underlying warrant share, which purchase price is included in the offering price per share of Common Stock issued in the Offering (the “Private Placement”).

Pursuant to an engagement letter, dated as of August 7, 2023, between the Company and H.C. Wainwright & Co., LLC (the “Placement Agent”) the Company paid the placement agent a total cash fee of $111,359 equal to 7.0% of the gross proceeds received in the Offering and the Private Placement. The Company also paid the placement agent the management fee equal to $15,908 or 1.0% of the gross proceeds raised in the Offering and Private Placement, $45,000 for non-accountable expenses, and $15,950 for clearing fees. In addition, the Company issued to the placement agent, warrants to purchase up to 36 shares of Common Stock (the “Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of Common Stock sold in the Offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to $ 3,684.00, or 125% of the offering price per share of Common Stock sold in the Offering, and a term of five years from the commencement of the sales pursuant to the Offering.

The gross proceeds to the Company from the August 2023 Offering and the August 2023 Private Placement are $1,590,840. The Company incurred offering costs of $413,544.

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at December 31, 2024:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)

June 2024 Class C Warrants	1,372,586	Common Stock	$16.30	4.5
January 2024 Common Stock Warrants	6,730	Common Stock	$520.00	4.0
January 2024 Placement Agent Warrants	471	Common Stock	$650.00	4.0
August 2023 Common Stock Warrants	540	Common Stock	$2,896.00	3.6
August 2023 Placement Agent Warrants	36	Common Stock	$3,684.00	3.6
Class A Warrants	310	Common Stock	$56,000.00	1.9
Class B Warrants	9	Common Stock	$80,000.00	1.9
Other Pre-2024 Common Stock Warrants	84	Common Stock	$27,327.00	1.4

June 2024 Common Stock Warrants and June 2024 Underwriter Warrants

As a part of the June 2024 Offering, the Company issued 214,724 Class C Warrants and 107,362 Class D Warrants. The Underwriter partially exercised its over-allotment option with respect to 13,573 Class C Warrants and 6,787 Class D Warrants (the “Over-Allotment Warrants”).

Upon stockholder approval of the issuance of Class C Warrants on August 21, 2024, the Class C Warrants, which had an initial exercise price of $98.00 per share of common stock, were adjusted to be exercisable at an exercise price of $16.30 per share (representing 20% of the Nasdaq Minimum Price), and the number of shares issuable upon exercise were proportionately adjusted to 1,372,586 shares. In connection with this reset price and number of Class C Warrants, we recorded a deemed dividend of $9,282,075 based on the excess of the fair value of the modified Class C Warrants over the fair value of the Class C Warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024. The Class C Warrants may be exercised at any time for a period of five (5) years following the first exercisable date.

The Class D Warrants were immediately exercisable at an exercise price of $0.0001 per share of common stock for a period of five (5) years following the date of issuance. Upon stockholder approval of issuance of Class D Warrants on August 21, 2021, the number of shares of common stock issuable under the Class D Warrants increased to four shares per warrant for the remaining unexercised Class D Warrants as the weighted average price of our common stock over a rolling five (5)-trading day period fell below $16.30 per share (representing 20% of the Nasdaq Minimum Price) following the issuance date. In connection with this reset price and number of Class D Warrants, we recorded a deemed dividend of $3,940,978 based on the excess of the fair value of the modified Class D Warrants over the fair value of the Class D Warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024. As of December 31, 2024, all Class D Warrants have been exercised and none remain outstanding.

During 2024, the Company issued 435,377 shares of common stock upon exercise of the June 2024 Class D Warrants. The Class D Warrants were exercised on either a cash basis at $0.0001 per share exercise price or on a proportional cashless basis. During the years ended December 31, 2024 and 2023, no other warrants were exercised.

January 2024 Common Stock Warrants and January 2024 Placement Agent Warrants

As part of the January 2024 Offering, the Company issued 6,730 Common Stock Warrants with an exercise price of $520.00 per share and 471 Placement Agent Warrants with an exercise price of $650.00 per share. The January 2024 Warrants became exercisable immediately upon issuance for a period of five years following the date of issuance.

August 2023 Common Stock Warrants and August 2023 Placement Agent Warrants

As part of the August 2023 Offering that occurred during the year ended December 31, 2023, the Company issued 540 Warrants with a purchase price of $2,896.00 per share and 36 Placement Agent Warrants with an exercise price of $3,684.00 per share.

The Company’s warrants were accounted for as equity classified financial instruments as they meet the requirements for equity classification under ASC 815, Derivatives and Hedging.

6. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Company’s Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan is 79. At December 31, 2024 there were 35 shares of common stock available for grant under the 2018 Plan.

On July 6, 2021, the Company’s Board of Directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 245 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At December 31, 2024 there were 101 shares of common stock available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for years ended December 31, 2024:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	20	$4,384
Granted	-	-
Vested	(18)	3,981
Cancelled / forfeited	(1)	10,320
Outstanding at December, 2024	1	$10,320

In February 2023, the Company issued 47 fully vested restricted stock units to certain employees in lieu of cash to satisfy their 2022 accrued bonuses of $164,860. Of the 47 restricted stock units issued, 16 shares were withheld for tax liabilities with a fair value of $57,625. The number of restricted stock unit awards issued was determined based on the approved bonus amount divided by the market price of the Company’s common stock on the date of grant.

Stock Option Plan Summary

The following is a summary of stock option activity for the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2023	74	$14,604	6.7	$-
Granted	-	-		-
Exercised	-	-		-
Cancelled / forfeited	(2)	-		-
Outstanding at December 31, 2024	72	$14,966	5.8	$-
Exercisable at December 31, 2024	64	$14,966	5.6	$-

The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $4,240.00 per share. The Company determined the grant-date fair value of stock option awards granted during the year ended December 31, 2023 using the Black-Scholes model with the following assumptions:

2023
Risk-free interest rate	3.63%
Expected dividend yield	0.00%
Volatility factor	108.78%
Expected life of option (in years)	6.00

Stock-Based Compensation Expense

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense as follows:

	Year ended December 31,
	2024	2023
Research and development	$16,648	$62,955
General and administrative	3,446	133,840
Marketing and business development	-	(7,550)
Total stock-based compensation	$20,094	$189,245

At December 31, 2024, there was approximately $1,996 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 0.83 years. At December 31, 2024, there was approximately $944 of unrecognized compensation expense related to non-vested restricted stock awards that are expected to be recognized over a weighted-average period of 0.44 years.

7. RELATED PARTY TRANSACTIONS

NanoHybrids, Inc.

In December 2021, the Company entered into an agreement with NanoHybrids, Inc. (“NanoHybrids”) to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by Company employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company may purchase certain lab supplies for NanoHybrids and rebill these costs to NanoHybrids. The Company’s Chief Technology Officer is the majority shareholder of NanoHybrids. The table below summarizes the amounts earned for the years ended December 31, 2024 and 2023 and balances due from NanoHybrids as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Income from NanoHybrids included in Other Income	$127,079	$178,042
Cash receipts from NanoHybrids	$153,783	$156,504

	As of December 31,
	2024	2023
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$14,564	$41,269

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2024 and 2023:

		December 31,
	Depreciable lives	2024	2023
Construction in process		$1,351,179	$1,052,822
Furniture, fixtures, and equipment	3-5 years	136,312	141,164
Software	3 years	4,457	4,457
Lab equipment	3-5 years	173,268	1,287,783
Leasehold improvements	Life of lease	43,231	43,231
		1,708,447	2,529,457
Less: accumulated depreciation		(194,952)	(1,243,716)
Property and equipment, net		$1,513,495	$1,285,741

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

Construction in process consists of symphony cartridge manufacturing equipment. There are no commitments in place to complete construction in process as of December 31, 2024.

9. LEASES

The Company primarily enters into lease arrangements for office, laboratory space, and copiers. A summary of supplemental lease information is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term - operating leases (in years)	2.1	2.9
Weighted average remaining lease term - finance leases (in years)	3.1	4.1
Weighted average discount rate – operating leases	7.0%	7.0%
Weighted average discount rate – finance leases	7.0%	7.0%
Operating cash flows from operating leases	$177,081	$174,640
Operating cash flows from finance leases	$1,053	$1,305

A summary of the Company’s lease assets and liabilities are as follows:

	December 31,
	2024	2023
Operating lease right-of-use asset	$209,788	$333,267
Finance leases in Property and Equipment	10,421	15,152
Total lease assets	$220,209	$348,419
Current portion of operating lease liability	$113,260	$162,990
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Noncurrent operating lease liabilities	108,989	189,987
Noncurrent finance lease liabilities	8,567	12,321
Total lease liabilities	$235,623	$370,105

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2024:

Year	Operating Lease	Finance Lease
2025	$113,259	$4,807
2026	100,000	4,807
2027	25,000	4,807
2028	-	400
Thereafter	-	-
Total future lease payments	238,259	14,821
Less: Imputed interest	16,010	1,447
Present value of lease liability	$222,249	$13,374

10. COMMITMENTS AND CONTINGENCIES

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of Cartridges, the Company will also make royalty payments to Toray equal to 7.5% of the net sales of the Cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the Cartridges through December 31, 2024.

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

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
Prepaid insurance	$489,174	$136,342
Vendor prepayments	21,946	558,959
Prepaid other	85,818	51,962
Total prepaid expenses and other current assets	$596,938	$747,263

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
Accrued personnel costs	$100,974	$566,087
Goods received but unpaid	-	78,579
Accrued expenses for CFO separation agreement	-	160,000
Accrued legal fees	48,860	157,670
Accrued clinical trial expenses	191,673	-
Accrued board of director fees	95,000	95,000
Accrued other	115,479	59,575
Total accrued expenses and other current liabilities	$551,986	$1,116,911

12. INCOME TAX

No provision for federal income taxes has been recorded for the years ended December 31, 2024 and 2023 due to net losses and the valuation allowance established.

Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$6,356,812	$4,553,431
Tax credits	812,541	546,325
Intangible assets	52,813	58,063
Capitalized R&D expenses	2,619,730	2,106,995
Fixed assets	-	114,657
Other	193,197	314,958
Total deferred tax assets	10,035,093	7,694,429
Valuation allowance	(10,035,093)	(7,694,429)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit and tax credits	7.31%	7.43%
Change in valuation allowance	(30.33)%	(30.80)%
Permanent differences and other	2.02%	2.37%
Effective tax rate	0.00%	0.00%

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

The Company continues to maintain a full valuation allowance against its deferred tax assets. During the years ended December 31, 2024 and 2023, management assessed the positive and negative evidence in its operations, and concluded that it is more likely than not that its deferred tax assets as of December 31, 2024 and 2023 will not be realized given the Company’s history of operating losses. The valuation allowance against deferred tax assets increased by approximately $2.3 million and $3.1 million during 2024 and 2023, respectively, related to a full valuation allowance recorded against capitalized research expenditures, additional net operating losses and tax credits generated in the year.

As of December 31, 2024, the Company had federal net operating losses of approximately $23.4 million. The Company’s federal net operating losses incurred prior to 2018 totaling $713,000 expire through 2037, while its federal net operating losses incurred in 2018 to 2024 totaling approximately $22.7 million can be carried forward indefinitely but are limited to 80% utilization against future taxable income each year. As of December 31, 2023, the Company had federal net operating losses of $16,772,000, which may be available to offset future federal income tax liabilities.

As of December 31, 2024, the Company had post-apportioned state net operating losses of approximately $22.8 million that can generally be carried forward 20 years and will expire at various dates through 2044. As of December 31, 2023, the Company had post-apportioned Massachusetts net operating losses of approximately $16.3 million that can generally be carried forward 20 years and will expire at various dates through 2043.

As of December 31, 2024, the Company had $569,000 and $307,000 of federal and state research and development credits, respectively, which will expire at various dates through 2044. As of December 31, 2023, the Company had $381,000 and $208,000 of federal and state research and development credits, respectively, which will expire at various dates through 2043.