Form 10-K/A
period 2024-12-31
Bluejay Diagnostics, Inc.
filed 2025-04-29
CIK 1704287

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

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2024, was approximately $1,700,000 based on the closing price of the common stock of the registrant as reported on the Nasdaq Capital Market on such date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of April 28, 2025, there were 1,494,167 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends Bluejay Diagnostics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2025 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days of the fiscal year end, which involves the election of directors. The Company’s definitive proxy statement will not be filed on or before April 30, 2025 (i.e., within 120 days after end of the Company’s 2024 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted. The Company has also included in this Amendment an amendment pursuant to Part II, Item 9B to disclose recent developments regarding the composition of the Company’s Board of Directors (the “Board”).

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive and financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

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

PART II

ITEM 9B. OTHER INFORMATION

Composition of Board of Directors

On April 28, 2025, Gary Gemignani informed the Board that he does not desire to stand for re-election at the Company’s 2025 annual meeting of stockholders, which is currently expected to occur in June 2025 (the “2025 Annual Meeting”). On April 28, 2025, the Nominating and Corporate Governance Committee of the Board recommended to the Board that the Board re-nominate each of the Company’s other five incumbent directors (Donald R. Chase, Indranil (Neil) Dey, Svetlana Dey, Douglas C. Wurth and Fred S. Zeidman) to stand for re-election at the 2025 Annual Meeting, and that the size of the Board be reduced from six to five seats effective as of the 2025 Annual Meeting.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position
Indranil (Neil) Dey	61	President, Chief Executive Officer and Director
Dr. Jason Cook	43	Chief Technology Officer
Douglas C. Wurth	60	Director
Svetlana Dey	53	Director
Donald R. Chase	78	Director
Fred S. Zeidman	78	Director
Gary Gemignani	59	Director

Neil Dey, President, Chief Executive Officer and Director

Mr. Dey co-founded Bluejay Diagnostics in 2015 and has served as our President, Chief Executive officer (our principal executive officer) and as a Director since then. Effective as of March 29, 2024, he also became our principal financial and accounting officer. In 2008, Mr. Dey co-founded Lana Management and Business Research International, LLC (“LMBRI”), and served as Chief Operating Officer of LMBRI from 2008 through 2015. LMBRI is a management consulting company focused on product launch and marketing in the medical field in the U.S., Japan and the EU. In addition to continuing to serve as a manager of LMBRI, he also serves as a director and officer of Laminar Pharma, Inc., the U.S. subsidiary of Spain-based Laminar Pharma, a company focused on developing cancer therapy based on membrane lipid therapy. During his tenure as Chief Operating Officer of LMBRI, he spent approximately eight years consulting with Toray Industries, Hitachi Chemicals (now Showa Denko Materials Co. Ltd.), Fujifilm (Fuji Chemicals), Merck & Co., SRI International, among others. From 2005 to 2007, Mr. Dey served as Vice President of Business Development and Market for Definines, AG. From 2001 to 2005, Mr. Dey served as Head of Business Development, Western U.S. for IMPATH, Inc., where he was responsible for three business units and the introduction of Her2neu diagnostics for breast cancer treatment with Herceptin. Earlier positions include Chief Business Officer for Genmethrax, Inc.; Manager, Technology Licensing, Thomas Jefferson Medical University; and Manager, Technology Licensing, Ciba Geigy (Novartis). Mr. Dey earned both Bachelor of Science and Master of Science degrees in Biochemistry from Visva-Bharati University in India and a Ph.D. in Lipid Membrane Biochemistry from Biological Research Center in Hungary. He also earned a Master’s degree in Business Administration (Fulbright Scholarship) from the University of Cambridge. We believe Mr. Dey’s history with our company, coupled with his extensive business development experience in the medical device industry, provides him with the qualifications to serve as a director.

Dr. Jason Cook, Chief Technology Officer

Dr. Cook joined us in 2021. From 2014 to 2021, Dr. Cook served as the Chief Executive Officer of NanoHybrids, Inc., a nanotechnology company specializing in the development and manufacture of theranostic nanoparticle platform technologies. He was also a Director and served as Chairman of its Board from 2020 to 2021, and from 2014 to 2017, he served as Senior Scientist developing many of the core technologies of the company. Dr. Cook earned a Ph.D. in Biomedical Engineering from the University of Texas at Austin, focusing on medical diagnostic system design and development. His postdoctoral work focused on the improvement of bioconjugation strategies of nanoparticles for molecular targeting. Dr. Cook also serves as an ad-hoc reviewer for numerous panels at the National Institute of Health and peer reviewed scientific journals.

Douglas C. Wurth, Director and Chairman of the Board

Mr. Wurth has served as Chairman of the Board of Bluejay Diagnostics since 2017. Since 2016, Mr. Wurth has been a private investor. Mr. Wurth has served as Chief Executive Officer and a Director of Good Works II Acquisition Corp. since February 2021, and as Co- Chairman of Good Works Acquisition Corp. since October 2020. Mr. Wurth led major businesses within J.P. Morgan Asset Management during his nearly 20 years at J.P Morgan from 1997 to 2016. Mr. Wurth was the Chief Executive Officer of Alternative Investments in Asset Management, and Chief Executive Officer of J.P. Morgan’s International Private Bank, where he led the expansion of the franchise in Asia, Latin America and Europe while based in New York, Hong Kong, and London. Since leaving J.P. Morgan, Mr. Wurth has invested in and helped lead several private companies, including Standard Power and Vestrata, both of which he is Chairman of the Board of, and he is a board member of Triax Technologies. Before joining J.P. Morgan, Mr. Wurth practiced law at the New York firm Skadden, Arps, Slate, Meagher & Flom from 1992 to 1995, and served as General Counsel to former U.S. Senator Robert Dole’s 1996 presidential campaign. Mr. Wurth earned a Bachelor of Arts degree from the University of Notre Dame and a J.D. from the University of Virginia School of Law. We believe that Mr. Wurth is professionally qualified to serve on our Board due to his overall leadership experience, his experience in the private equity and alternative investments industry and his legal expertise.

Donald R. Chase, Director

Mr. Chase has served on our Board since 2017. Mr. Chase has been a member of the Board of Directors of Millyard Bank since 2020. Mr. Chase was a member of the Board of Directors of Merchants Bank and Merchants Bancshares, Inc., in South Burlington. VT, from 2015 through 2017. Mr. Chase was Chairman of the Board of NUVO Bank and Trust Company of Springfield, Massachusetts since its inception in 2008 through 2015. Mr. Chase served as President and Chief Executive Officer, Vice Chairman, and a Director of Westbank Corporation and its wholly-owned subsidiary, Westbank from 1988 to 2007. Mr. Chase is active in a number of commercial real estate, farming and ranching activities and serves in a number of civic roles. He is former Chairman of the Board of Trustees for the Eastern States Exposition in West Springfield, MA. Mr. Chase is also a commissioner of the Board of Public Safety for the City of West Springfield, MA and is a former member of the Massachusetts Board of Agriculture. Mr. Chase is a veteran of the United States Army during which he served in combat in Vietnam from 1967 through 1969. Mr. Chase graduated with honors from Western New England University with a Bachelor of Science degree in Accounting. We believe that Mr. Chase is professionally qualified to serve on our Board due to his executive experience and his financial expertise.

Fred S. Zeidman, Director

Mr. Zeidman has served on our Board since May 2021. Mr. Zeidman is Chairman of WoodRock & Co., an investment banking service business and serves as Chairman and CEO of Good Works Acquisition Corp. and Chairman of Good Works II Acquisition Corp, both publicly held SPACs, and Mr. Zeidman served as Chairman of Gordian Group LLC, a U.S. investment bank specializing in board level advice in complex, distressed or “story” financial matters. Mr. Zeidman, Chairman Emeritus of the United States Holocaust Memorial Council was appointed by President George W. Bush in March 2002 and served in that position from 2002-2010. A prominent Houston-based business and civic leader, Mr. Zeidman also is Chairman Emeritus of the University of Texas Health Science System Houston. He was National Chairman of the Development Corp of Israel Campaign (Israel Bonds) and served on the Board of the National World War II Museum. Mr. Zeidman was the former CEO, President and Chairman of Seitel, Inc., a Houston-based onshore seismic data provider where he was instrumental in the successful turnaround of the Company. He served as lead Director of Straight Path Communications, Inc. until its sale to Verizon in 2018. He was also Director of REMA, a division of NRG Corp. and he further serves on the board of Prosperity Bank and was formerly Restructuring Officer of TransMeridian Exploration Inc. and Chief Bankruptcy Trustee of AremisSoft Corp. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992. Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Master’s in Business Administration from New York University. We believe that Mr. Zeidman is professionally qualified to serve on our Board due to his extensive leadership and corporate finance experience, as well has his relationships in the investing and investment banking businesses.

Svetlana Dey, Director

Ms. Svetlana Dey has been member of Bluejay’s Board since 2015. Ms. Dey co-founded Bluejay Diagnostics in 2015. She also co-founded LMBRI in 2008, a management consulting company focused on product launch and marketing in the medical field in the U.S., Japan and India. Ms. Dey has served as LMBRI’s President and CEO since 2008. In addition, she serves as a director of Laminar Pharma, Inc., the U.S. subsidiary of Spain-based Laminar Pharma, a company focused on developing cancer therapy based on membrane lipid therapy. Prior to LMBRI, Ms. Dey spent more than 15 years in healthcare consulting businesses. In these roles, she has been involved in management and operations of healthcare and life sciences products development, sales and marketing operations and general management. Ms. Dey earned a Master’s Degree in Mathematics from the State University of Mari El Republic, Russia. We believe Ms. Dey’s history with our company, coupled with her extensive experience in the healthcare industry, provides her with the qualifications to serve as a Director.

Gary Gemignani, Director

Mr. Gemignani joined Bluejay’s Board in November 2021. Mr. Gemignani previously served as EVP, Chief Financial Officer of Solta Medical, a division of Bausch Health. Prior to Solta Medical, Mr. Gemignani served as EVP and CFO of Acacia Pharma Group plc from 2020 to 2022. Prior to Acacia Pharma he served as CFO of Synergy Pharmaceuticals Inc. from 2017 to 2019 where he successfully led the sale of this Nasdaq-listed company’s assets to Bausch Health. Previously, Mr. Gemignani served as CEO and CFO of Biodel Inc., overseeing business and strategic planning, operations and financing activities of the company. Prior to this, Mr. Gemignani served in senior and executive financial and operational roles with multiple public and private companies including Prudential Financial, Gentium, Novartis and Wyeth. Mr. Gemignani started his career at Arthur Andersen & Co. We believe that Mr. Gemignani is professionally qualified to serve on our Board due to his extensive accounting and financial experience, as well as his public company expertise.

Family Relationships

Ms. Svetlana Dey is married to Mr. Neil Dey. There are no other directors that are related to any other director or executive officer of our company or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

GOVERNANCE OF THE COMPANY

Our Board of Directors

Our Board oversees the business affairs of Bluejay and monitors the performance of management. Members of the Board discussed various business matters informally on numerous occasions throughout the year in 2024. The Board held 11 meetings during 2024, and took action 3 times by unanimous written consent during the year. We believe that such interaction between fellow Board members and with management provided proper oversight of the Company. Each incumbent director attended at least 75% of the total number of meetings of the Board and committee meetings of which such director was a member (held during the period for which such director was in office).

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

Name	Audit	Compensation	Nominating and Corporate Governance
Donald R. Chase	Member	Chair	Member
Indranil (Neil) Dey	—	—	—
Svetlana Dey	—	—	—
Gary Gemignani	Chair	Member	—
Douglas C. Wurth	Member	Member	Member
Fred S. Zeidman	—	—	Chair
Total Meetings in 2024	5	2	1

Audit Committee. The current members of the Audit Committee are Mr. Gemignani (Chairperson), Mr. Wurth and Mr. Chase. Effective as of the date of the Annual Meeting, Mr. Gemignani will retire as a director, Mr. Chase will assume the role of Chair of the Audit Committee, and Mr. Zeidman will become a member of the Audit Committee. Each of the foregoing directors is independent as defined by the Nasdaq Rules. In addition, each of themsatisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that each Mr. Gemignani and Mr. Chase is an “audit committee financial expert” as defined in the Nasdaq and SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

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

Compensation Committee. The members of the Compensation Committee are Mr. Chase (Chairperson), Mr. Wurth and Mr. Gemignani. Effective as of the date of the Annual Meeting, Mr. Gemignani will retire as a director, and Mr. Zeidman will become a member of the Compensation Committee. Each of the foregoing directors is independent as defined by Nasdaq Rules. The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board with respect to the annual compensation for our Chief Executive Officer. The Compensation Committee also is responsible for reviewing and making recommendations to the Board, the annual compensation and benefits for our other executive officers. The Compensation Committee also, among other things, reviews compensation of the Board, reviews and makes recommendations on all new executive compensation programs that are proposed for adoption and administers the Company’s equity incentive plans. The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board with respect to the annual compensation for our President and Chief Executive Officer (who serves as our principal executive, financial and accounting officer) and any other executive officers.

Our President and Chief Executive Officer reviews the performance of any other executive officers (other than himself) and based on that review he makes recommendations to the Compensation Committee about the compensation of such executive officers. Our President and Chief Executive Officer does not participate in any deliberations or approvals by the Board or the Compensation Committee with respect to his own compensation.

Board Member Attendance at Annual Meetings

We do not have a formal policy regarding Board attendance at our annual meetings, however, all our directors are invited to the annual meeting. All of our directors attended our 2024 annual meeting.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide effective oversight of management. Mr. Wurth serves as Chairman of the Board and Mr. Dey serves as our President and Chief Executive Officer (which includes serving as our principal executive, financial and accounting officer). Although our Board does not have a policy regarding the separation of the offices of Chairman of the Board and President and Chief Executive Officer, we believe such separation serves an important governance purpose.

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

Nomination of Director Candidates

We may receive suggestions for potential director nominees from a variety of sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Nominating and Corporate Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the areas of expertise being sought as a complement to the existing board composition. However, qualified nominees often possess high level leadership experience in business activities; breadth of knowledge about issues affecting the Company; experience on other boards of directors, preferably public company boards; and time available for meetings and consultation on Company matters. Our Nominating and Corporate Governance Committee does not have a formal policy regarding the consideration of diversity in identifying director candidates but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Corporate Governance Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board at any annual meeting at which the Board has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Chairperson of the Nominating and Corporate Governance Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. Pursuant to our Bylaws, the submission must be received at our principal executive offices no less than 90 days and no more than 120 days prior to the anniversary date of our last annual meeting to permit the Board time to evaluate the qualifications of the nominee.

We have not employed an executive search firm, or paid a fee to any other third party, to locate qualified candidates for director positions.

Stockholder Communications with Directors

Persons wishing to write to our Board, or to a specified director or committee of the Board, should address such correspondence to the applicable person or entity at Bluejay Diagnostics, Inc., 360 Massachusetts Avenue, Suite 203, Acton, MA 01720.

We will forward to the directors all communications that we believe are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board or to the affairs of Bluejay. Any correspondence received that is addressed to the Board generally will be forwarded to the Chairman of the Board.

Insider Trading Policy

We have an insider trading policy that governs the purchase, sale and other disposition of our securities by our directors, officers and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in our securities.

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

Code of Ethics

We have adopted a written code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and any person performing similar functions. The code of ethics is on the “Governance —Governance Overview” section on our website at bluejaydx.com. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

compensation discussion & analysis
Compensation Overview

The purpose of this Compensation Overview section is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Proxy Statement with respect to the compensation of our named executive officers (“NEOs”). For the year ended December 31, 2024, our NEOs were:

●	Neil Dey, President and Chief Executive Officer

●	Jason Cook, Chief Technology Officer

●	Frances Scally, former Interim Chief Financial Officer*

*	Ms. Scally ceased serving as our Interim Chief Financial Officer on March 29, 2024.

Determining Executive Compensation

On an ongoing basis, the Compensation Committee reviews the performance and compensation of our President and Chief Executive Officer and the Company’s other executive officers. Our President and Chief Executive Officer provides input to the Compensation Committee regarding the performance of the other NEOs and offers recommendations regarding their compensation packages considering such performance. The Compensation Committee is ultimately responsible, however, for determining the compensation of the NEOs, including our President and Chief Executive Officer.

Compensation Philosophy

The Compensation Committee and the Board believe that the Company’s executive compensation programs for its executive officers should reflect the Company’s performance and the value created for its shareholders. In addition, we believe our executive compensation programs should support the goals and values of the Company and should reward individual contributions to the Company’s success. Specifically, the Company’s executive compensation program is intended to, among other things:

●	attract and retain the best caliber executive officers reasonably available;

●	drive achievement of business strategies and goals;

●	motivate performance in an entrepreneurial, incentive-driven culture;

●	align the interests of executive officers with the interests of the Company’s shareholders;

●	promote and maintain high ethical standards and business practices; and

●	reward results and the creation of shareholder value.

Factors Considered in Determining Compensation

The Compensation Committee attempts to create an integrated total compensation program structured to balance both short and long-term financial and strategic goals. Given that the Company does not currently possess capacity under its equity-incentive plans, and that the Company’s stock price has suffered substantial and continued declines during the past several years, our compensation program currently focuses on providing a base salary, together with the potential opportunity for annual performance bonuses payable in cash, when the Compensation Committee believes appropriate.

The Compensation Committee periodically reviews each executive officer’s base salary and makes appropriate recommendations to the Board. Base salaries are based on the following factors:

●	the Company’s performance for the prior fiscal years and subjective evaluation of each executive’s contribution to that performance;

●	the performance of the particular executive in relation to established goals or strategic plans;

●	competitive levels of compensation for executive positions based on information drawn from informal internal benchmark analysis of base salaries for executive officers at similarly sized, public medical technology companies and other relevant information;

●	the Company’s available cash resources at the time; and

●	our obligations under the applicable executive officer’s employment agreement or offer letter (if any).

Performance bonuses and equity compensation are awarded based upon the recommendation of the Compensation Committee. These grants are made with a view to linking executives’ compensation to the long-term financial success of the Company and its shareholders.

Compensation Of Directors And Executive Officers

Executive Officer Compensation

The following Summary Compensation Table shows, for the fiscal years ended December 31, 2024 and 2023, information regarding the compensation awarded to our named executive officers for 2024: Neil Dey, our President and Chief Executive Officer (who currently serves as our principal executive, financial and accounting officer); Jason Cook, our Chief Technology Officer; and Frances Scally, our former Interim Chief Financial Officer. We refer to these officers as our “named executive officers” (“NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Neil Dey(1)	2024	283,800	—	—	—	7,087	(2)	290,887
President & Chief Executive Officer	2023	285,028	—	—	—	7,126	(2)	292,154

Jason Cook	2024	241,800	—	—	—	9,268	(3)	251,068
Chief Technology Officer	2023	233,750	—	—	—	6,554	(3)	240,304

Frances Scally(4)	2024	—	—	—	—	—		—
Former Interim Chief Financial Officer	2023	—	—	—	—	—		—

(1)	Mr. Dey’s wife, Svetlana Dey, serves as a non-employee director of the Company on a paid basis. Amounts in this table do not include compensation paid to Ms. Dey. For more information regarding compensation paid to Ms. Dey, please see below under “—Director Compensation.”

(2)	The amounts represent matching contributions made by the Company to Mr. Dey under its 401(k) Plan. Mr. Dey and Ms. Dey also serve as officers and/or directors of Laminar Pharma, Inc., a business entity that is unaffiliated with the Company, and the Company permits this entity to use its main facility as its registered business address without payment to the Company. The Company has determined that the value attributable to this arrangement falls below the reporting threshold for perquisites, and therefore has not attributed any value to it in the table.

(3)	The amounts represent matching contributions made by the Company to Mr. Cook under its 401(k) Plan.

(4)	Ms. Scally was appointed Interim Chief Financial Officer on September 26, 2023. Ms. Scally’s appointment was made pursuant to an agreement with DLA LLC (“DLA”), where she was an employee. We paid DLA on an hourly basis for Ms. Scally’s services. We did not pay Ms. Scally any cash compensation, as she is compensated by DLA. We terminated our agreement with DLA on March 29, 2024, at which time Ms. Scally ceased serving as our Interim Chief Financial Officer.

Narrative to Summary Compensation Table

Neil Dey, Chief Executive Officer and President

In July 2021, we entered into an employment agreement with Mr. Dey, which was amended in January 2023 (such agreement, as subsequently amended and restated, the “Dey Agreement”). The Dey Agreement provides for an annual base salary to Mr. Dey of $275,000, which may be increased or decreased by the Compensation Committee in its sole discretion. The agreement also provides eligibility for an annual bonus targeted at 50% of his base salary. The annual bonus is payable in a combination of cash and equity as determined at the sole discretion of the Compensation Committee of the Board. The Company did not award any bonus to Mr. Dey for either 2023 or 2024. Mr. Dey is entitled to participate in certain of the Company’s benefit plans available to other executives.

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

Jason Cook, Chief Technology Officer

In July 2021, we entered into an employment agreement with Mr. Cook (such agreement, as subsequently amended and restated, the “Cook Agreement”). The Cook Agreement provides for a minimum annual base salary to Mr. Cook of $200,000 as well as eligibility for an annual bonus targeted at 30% of his base salary. The annual bonus is payable in a combination of cash and equity as determined at the sole discretion of the Compensation Committee of the Board. The Company did not award any bonus to Mr. Dey for either 2023 or 2024. Mr. Cook is entitled to participate in certain of the Company’s benefit plans available to other executives.

Under the Cook Agreement, Mr. Cook is entitled to receive certain benefits upon termination of employment under certain circumstances. If the Company terminates Mr. Cook’s employment for any reason other than “Cause” (as such term is defined in the Cook Agreement), Mr. Cook will receive cash severance equal to six months base salary plus a pro-rata portion of the target annual bonus in addition to any unpaid salary, bonus, and unused vacation time not already paid.

Frances Scally,  former Interim Chief Financial Officer

On September 26, 2023, the Board appointed Frances Scally as interim CFO of the Company and designated her as the Company’s principal financial officer and principal accounting officer. Ms. Scally was not an employee of the Company. The appointment of Ms. Scally was made pursuant to a scope of work agreement and master services agreement with DLA, where Ms. Scally is an employee. Pursuant to the terms of these agreements, DLA assigned the services of Ms. Scally to the Company to, among other things, assume the responsibilities of CFO of the Company, serve as the Company’s principal financial officer and principal accounting officer, assume the responsibilities for the accounting operations of the Company and execute documents on behalf of the Company as directed by the Chief Executive Officer. DLA determines the compensation it pays and benefits it offers to Ms. Scally and we do not have any role in those decisions. The Company paid DLA on an hourly basis for Ms. Scally’s services. We terminated our agreement with DLA on March 29, 2024, at which time Ms. Scally ceased serving as our Interim Chief Financial Officer.

2024 Grants of Plan-Based Awards

As described in the table below, the Company did not make any grants of plan-based awards in 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards:	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Number of Units	Awards ($)(1)
Neil Dey	—	—	—	—	—	—	—	—	—
Jason Cook	—	—	—	—	—	—	—	—	—
Frances Scally	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at 2024 Fiscal Year End

The following table shows certain information regarding outstanding equity awards held by our NEOs as of December 31, 2024.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Neil Dey(1)	—	—	—	—
Jason Cook (2)	5	4	$28,000.00	7/7/31
Frances Scally	—	—	—	—

(1)	On February 25, 2022, Mr. Dey received a grant of stock options that vested ratably over three years. As a result of the Company’s cumulative reverse stock splits since the date of grant, which aggregate to 1-for-8,000, less than one share remains subject to such award, and the award is not exercisable.

(2)	On July 7, 2021, Dr. Cook was issued stock options to purchase 9 shares of common stock at an exercise price of $28,000.00 per share. Of those options 5 vested immediately upon grant while the remainder vest upon achievement of certain product development milestones. The foregoing amounts reflect the Company’s cumulative reverse stock splits since the date of grant, which aggregate to 1-for-8,000. Mr. Cook also received a grant of stock options on February 25, 2022, which as a result of the reverse stock splits that have occurred subsequently, constitutes less than one share is therefore not exercisable.

Option Exercises and Stock Vested in 2024

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting ($)(2)
Neil Dey	—	—	—	—
Jason Cook	—	—	—	—
Frances Scally	—	—	—	—

Retirement Benefits

We established a 401(k) tax-deferred savings plan in 2022, which permits participants, including our NEOs, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for the administrative costs of the 401(k) plan. We may, in our discretion, make matching contributions to the 401(k) plan. We contributed $16,371 in matching contributions to the 401(k) Plan for NEOs for the year ended December 31, 2024.

Director Compensation

Pursuant to our Non-Employee Director Compensation Policy, each member serving on our Board who was not our employee (whether or not such director is independent) was eligible for compensation for his or her service as follows for 2024:

●	Board member: $50,000;

●	Board chair: $75,000;

●	Audit Committee member: $7,500;

●	Audit Committee chair: $20,000;

●	Compensation Committee member: $7,500;

●	Compensation Committee chair: $20,000;

●	Nominating and Corporate Governance Committee member: $7,500; and

●	Nominating and Corporate Governance Committee chair: $20,000

The following table shows for the fiscal year ended December 31, 2024 the compensation of our non-employee directors:

	Fees Earned	Stock Awards	Option Awards	Other Compensation		Total
Name	($)	($)	($)	($)		($)
Douglas Wurth	97,500	—	—	—		97,500
Donald Chase	85,000	—	—	—		85,000
Fred Zeidman	70,000	—	—	—		70,000
Svetlana Dey	50,000	—	—	—	(1)	50,000
Gary Gemignani	77,500	—	—	—		77,500

(1)	Ms. Dey is provided office space at the Company’s main facility that is used for both Company-related and personal use. In addition, Ms. Dey and Mr. Dey also serve as officers and/or directors of Laminar Pharma, Inc., a business entity that is unaffiliated with the Company, and the Company permits this entity to use its main facility as its registered business address without payment to the Company. The Company has determined that the value attributable to this arrangement falls below the reporting threshold for perquisites, and therefore has not attributed any value to it in the table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 28, 2025, regarding beneficial ownership of our common stock by:

●	each of our directors;

●	each of our named executive officers (“NEOs”);

●	all directors and executive officers as a group; and

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

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

Name of Beneficial Owner	Shares beneficially owned		Percent of Class(1)
Directors and Named Executive Officers
Indranil (Neil) Dey	601	(2)	*
Svetlana Dey	520	(3)	*
Douglas C. Wurth	436	(4)	*
Donald R. Chase	110	(5)	*
Dr. Jason Cook	22	(6)	*
Gary Gemignani	6	(7)	*
Fred S. Zeidman	5	(8)	*
Frances Scally	–		–
Directors and Executive Officers as a Group (7 persons)	1,189		*

*	Less than 1%.

(1)	Based on 1,494,167 shares of common stock outstanding as of April 28, 2025.

(2)	Includes (i) 90 shares held directly by Mr. Dey, and (ii) 511 held by Lana Management & Business Research International, LLC, an entity owned by Mr. Dey and Ms. Dey and which Mr. Dey and Ms. Dey have voting and dispositive power over the shares held by such entity.

(3)	Includes (i) 6 shares held directly by Ms. Dey, (ii) 511 held by Lana Management & Business Research International, LLC, an entity owned by Mr. Dey and Ms. Dey and which Mr. Dey and Ms. Dey have voting and dispositive power over the shares held by such entity, and (iii) 3 shares underlying options at an exercise price of $22,320,00 per share.

(4)	Includes (i) 276 shares held directly by Mr. Wurth, (ii) 138 held by Wurth Holdings LLC, an entity controlled by Mr. Wurth, (iii) 14 shares underlying options at an exercise price of $7,624.00 per share, and (iv) 8 shares underlying warrants at an exercise price of $18,360.00 per share.

(5)	Includes (i) 98 shares held directly by Mr. Chase, (ii) 2 shares underlying options at an exercise price of $7,624.00 per share, (iii) 4 shares underlying options at an exercise price of $1,296.00 per share, (iv) 3 shares underlying options at an exercise price of $22,320.00 per share, and (v) 3 shares underlying warrants at an exercise price of $18,360.00 per share.

(6)	Includes (i) 13 shares held directly by Mr. Cook, (ii) 9 shares underlying options at an exercise price of $28,000.00 per share.

(7)	Includes (i) 3 shares held directly by Mr. Gemignani, and (ii) 3 shares underlying options at an exercise price of $21,760.00 per share.

(8)	Includes (i) 3 shares held directly by Mr. Zeidman, (ii) 1 share underlying options at an exercise price of $28,000.00 per share, (iii) 1 share underlying options at an exercise price of $22,320.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	73	$14,902.00	136
Equity compensation plans not approved by security holders(2)	580	$1,865.93	—

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2018 Stock Incentive Plan (the “2018 Plan”) and 2021 Stock Plan (the “2021 Plan”). Both plans permit the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares of common stock reserved for issuance under the 2018 Plan and 2021 Plan are 78 and 245, respectively. At December 31, 2024 there were 35 and 101 shares of common stock available for grant under the 2018 Plan and 2021 Plan, respectively.

(2)	Consists of warrants issued to placement agents, underwriters and consultants. During 2024, the only such warrants issued consisted of 472 placement agent warrants at an exercise price of $650.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, we entered into an agreement with NanoHybrids, LLC (“NanoHybrids”), an entity in which our Chief Technology Officer, Jason Cook, served as Chief Executive Officer of prior to joining Bluejay, to utilize our research and development staff and laboratory facility when available to perform work for NanoHybrids. Any hours worked by our employees for NanoHybrids is billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company may purchase certain lab supplies for NanoHybrids and rebill these costs to NanoHybrids. Dr. Cook is the majority shareholder of NanoHybrids. The table below summarizes the amounts earned for the years ended December 31, 2024 and 2023 and balances due from NanoHybrids as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Income from NanoHybrids included in Other Income	$127,079	$178,042
Cash receipts from NanoHybrids	$153,783	$156,504

	As of December 31,
	2024	2023
Amounts receivable from NanoHybrids included in Prepaids and Other Current Assets	$14,564	$41,269

Policies and Procedures for Related Party Transactions

Our Audit Committee Charter provides that our Audit Committee is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions as set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or will be a participant to, where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In determining whether to approve a proposed transaction, our Audit Committee will consider all relevant facts and circumstances including: (i) the materiality and character of the related party’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) the benefit or perceived benefit, or lack thereof, to us; (iv) the opportunity cost of alternate transactions; and (v) the actual or apparent conflict of interest of the related party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Wolf & Company P.C. for their services for the fiscal years ended December 31, 2024 and 2023, respectively, were as follows:

	2024	2023
Audit Fees	$224,267	$139,149
Audit-related fees	110,500	36,500
Tax fees	9,000	8,000
All other fees	—	—
TOTAL	$343,767	$183,649

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

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee reviews audit and non-audit services on an annual basis performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2025.

Bluejay Diagnostics, Inc.

By:	/s/ Neil Dey
Neil Dey
President and Chief Executive Officer