Form 10-Q
period 2025-06-30
Bluejay Diagnostics, Inc.
filed 2025-08-07
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 1,494,182 shares of common stock outstanding at August 1, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,443,076	$4,301,945
Prepaid expenses and other current assets	305,478	596,938
Total current assets	4,748,554	4,898,883

Property and equipment, net	1,476,857	1,513,495
Operating lease right-of-use assets	155,683	209,788
Other non-current assets	22,164	35,257
Total assets	$6,403,258	$6,657,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,817	$145,122
Operating lease liability, current	100,002	113,260
Accrued expenses and other current liabilities	832,244	551,986
Total current liabilities	1,041,063	810,368

Operating lease liability, non-current	65,375	108,989
Other non-current liabilities	6,589	8,567
Total liabilities	1,113,027	927,924

Commitments and Contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,494,182 and 554,012 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	149	55
Additional paid-in capital	43,779,905	40,398,228
Accumulated deficit	(38,489,823)	(34,668,784)
Total stockholders’ equity	5,290,231	5,729,499
Total liabilities and stockholders’ equity	$6,403,258	$6,657,423

See accompanying notes to condensed consolidated financial statements.

 Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$889,896	$1,032,474	$1,674,696	$2,366,019
General and administrative	1,095,465	862,482	2,199,582	1,950,618
Sales and marketing	-	305	-	6,728
Total operating expenses	1,985,361	1,895,261	3,874,278	4,323,365

Operating loss	(1,985,361)	(1,895,261)	(3,874,278)	(4,323,365)

Other income (expense):
Interest expense	(222)	(626,471)	(452)	(631,689)
Interest income	29,254	15,408	47,055	45,499
Other income, net	(275)	30,944	6,636	105,710
Total other income (expense), net	28,757	(580,119)	53,239	(480,480)

Net loss	$(1,956,604)	$(2,475,380)	$(3,821,039)	$(4,803,845)

Net Loss per share – Basic and diluted	$(1.41)	$(256.16)	$(3.94)	$(617.39)
Weighted average common shares outstanding – Basic and diluted	1,387,118	9,663	970,565	7,781

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	554,012	$55	$40,398,228	$(34,668,784)	$5,729,499
Stock-based compensation expense	-	-	1,312	-	1,312
Net loss	-	-	-	(1,864,435)	(1,864,435)
Balance at March 31, 2025	554,012	55	40,399,540	(36,533,219)	3,866,376
Stock-based compensation expense	-	-	(1,563)	-	(1,563)
Issuance of Common Stock for vested restricted stock units	15	-	-	-	-
Issuance of Common Stock in connection with April 2025 Warrant Inducement, net of issuance costs of $464,670 and warrant inducement costs of $2,706,645	940,155	94	675,283	-	675,377
Warrant inducement cost	-	-	2,706,645	-	2,706,645
Net loss	-	-	-	(1,956,604)	(1,956,604)
Balance at June 30, 2025	1,494,182	$149	$43,779,905	$(38,489,823)	$5,290,231

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	3,098	$-	$29,845,838	$(26,950,990)	$2,894,848
Stock-based compensation expense	-	-	11,874	-	11,874
Issuance of common stock in connection with January 2024 Offering, net of issuance costs of $711,031	3,623	-	2,788,969	-	2,788,969
Net loss	-	-	-	(2,328,465)	(2,328,465)
Balance at March 31, 2024	6,721	-	32,646,681	(29,279,455)	3,367,226
Stock-based compensation expense	-	-	6,010	-	6,010
Issuance of common stock in connection with January 2024 Offering	3,107	-	-	-	-
Issuance of Common Stock in connection with Bridge Note Financing	1,451	-	307,563	-	307,563
Issuance of common stock in connection with June 2024 Offering, net of issuance costs of $1,133,419	40,402	4	7,435,652	-	7,435,656
Net loss	-	-	-	(2,475,380)	(2,475,380)
Balance at June 30, 2024	51,681	$4	$40,395,906	$(31,754,835)	$8,641,075

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,821,039)	$(4,803,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	36,143	38,178
Stock-based compensation expense	(251)	17,884
Amortization of right-of-use asset	54,105	69,865
Non-cash interest expense for notes payable	-	307,563
Write-off of property and equipment	495	-
Changes in operating assets and liabilities:
Deferred offering costs	-	265,081
Prepaid expenses and other current assets	291,460	(212,730)
Other non-current assets	13,093	4,256
Accounts payable	(36,305)	(1,418)
Accrued expenses and other current liabilities	223,387	100,275
Net cash used in operating activities	(3,238,912)	(4,214,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(305,431)
Net cash used in investing activities	-	(305,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and prefunded warrants	3,846,692	12,069,075
Issuance costs related to issuance of common stock	(464,670)	(1,844,450)
Proceeds from issuance of notes payable, net of discounts of $287,580	-	2,000,000
Repayment of notes payable	-	(1,852,560)
Payment of finance lease	(1,979)	(1,844)
Net cash provided by financing activities	3,380,043	10,370,221

Increase in cash and cash equivalents	141,131	5,849,899
Cash and cash equivalents, beginning of period	4,301,945	2,208,516
Cash and cash equivalents, end of period	$4,443,076	$8,058,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Fair value of common stock issued in connection with notes payable	$-	$307,563

See accompanying notes to condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges that have a function of automatic stepwise feeding of reagent. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) to be marketed as a diagnostic product in the United States. The Company has completed the development of the Symphony analyzer. The Company is planning to begin cartridge redevelopment through a third-party contractor who would manage such redevelopment. Such redevelopment is intended to address several technical challenges to bring Symphony to a level consistent with necessary performance and quality requirements. After redevelopment, the Company plans to have manufacturing of the Symphony cartridges occur at a Contract Manufacturing Organization (“CMO”). To achieve its plan, the Company expects to need to raise at least $30 million of capital between the third quarter of 2025 and the end of the 2027 fiscal year, which the Company hopes to do in various tranches during this time period. The Company’s current plan, subject to achieving necessary financing, is to begin testing of samples it is collecting as part of its ongoing SYMON-II clinical trial by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in 2027, with an objective of achieving FDA approval thereafter.

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

In the second quarter of 2024, the Company completed a multicenter SYmphony IL-6 MONitoring Sepsis (“SYMON”) clinical study investigating the role of interleukin-6 (IL-6) in patients diagnosed with sepsis and septic shock. This prospective study assessed the performance of IL-6 upon initial presentation to the intensive care unit (ICU). A primary analysis of the SYMON-I pilot clinical study (registered clinical trial number NCT06181604) highlighted that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU may predict patient mortality out to 28 days. Furthermore, a secondary outcome of the SYMON-I study showed that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU is a predictor of patient mortality during their hospitalization. Other secondary outcomes showed that lactate and Sequential Organ Failure Assessment (SOFA), standard clinical tests used for sepsis and septic shock patients, were not predictors of patient mortality out to 28 days. We believe that the findings underscore the potential importance of IL-6 as a predictor and provide new insights into the potential pathways for improving sepsis outcomes. In the third quarter of 2024, we initiated the SYMON-II pivotal clinical study to validate the findings of the SYMON-I pilot clinical study.

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

If the Company is able to complete the SYMON-II clinical study and the results are positive, the Company intends to use the data generated from SYMON-II to support a 510(k) application to the FDA. This application is currently expected to be based on the following intended use: “Symphony IL-6 is intended for use to determine the IL-6 concentration as an aid in assessing the cumulative 28-day risk of all-cause mortality in conjunction with other laboratory findings and clinical assessments for patients diagnosed with sepsis or septic shock in the ICU.” The Company also plans to present the SYMON-I and SYMON-II results at future national scientific meetings and publish them in peer-reviewed journals. Subject to achieving needed funding and successfully addressing the technical challenges that are described above, the Company’s goal is to be in position to submit a 510(k) regulatory application to the FDA in 2027, with an objective of achieving FDA approval thereafter.

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

Sanyoseiko had been selected as the Company’s CMO for the analyzers due to their core competencies in manufacturing and quality system recognized by the FDA. Sanyoseiko’s facilities are located in Japan. The Company currently licenses the technology for the Symphony cartridges from Toray Industries, Inc. (“Toray”). The Company’s license grants it exclusive global marketing rights, with the exception of Japan. Bluejay holds the rights to manufacture the analyzers and the cartridges. The Company is evaluating the impact of tariffs on its operations.

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

In addition to the FDA regulatory strategy risks and uncertainties, the Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, competition from larger biotechnology companies and dependence on key personnel. The Company is also impacted by inflationary pressures and global supply chain disruptions currently impacting many companies. Additional risk and uncertainties regarding the Company are described in “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in “Part II – Item 1A Risk Factors” of the Company’s subsequently filed Form 10-Qs.

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

At our annual meeting of stockholders on June 18, 2025, our stockholders provided our Board of Directors with authority to implement a reverse stock split at a ratio of up to 1-for-20, as well as an additional reverse stock split at a ratio of up to 1-for-20, and our Board of Directors is currently evaluating whether and when to implement any such reverse stock split.

On October 23, 2024, the stockholders of the Company approved and adopted an amendment to the Company’s amended and restated certificate of incorporation, to increase the number of authorized shares of the Company’s Common Stock to 250,000,000.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2025, its results of operations and cash flows for the three and six months ended June 30, 2025 and 2024, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any other interim period within this fiscal year.

Going Concern

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The Company had cash and cash equivalents of $4,443,076 and current liabilities of $1,041,063 as of June 30, 2025. The Company has incurred net losses since its inception, has incurred negative cash flows from operations and has an accumulated deficit of $38,489,823 as of June 30, 2025. The Company expects that its net cash used in operating activities will continue to be negative over at least the next several years as it attempts to redevelop aspects of the Symphony cartridges and conducts clinical trial work and, if such redevelopment and trials are successful, begin preparation of an FDA submission. These financial results and financial position, and the Company’s expected forward-looking outwork of significant negative cash flow in the future, raise substantial doubt with respect to its ability to continue as a going concern. As a result of the Company’s lack of cash, it has slowed the timeline of its clinical trial work to preserve cash resources in the near-term, and the Company expects that this will delay its Symphony platform regulatory submission timeline until 2027, at the earliest, if it is even able to generate sufficient clinical trial results to support such a submission. If the Company fails to obtain additional material financing in the near-term, its clinical trials and targeted FDA submission timeline could be delayed further, and it could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If the Company is unable to obtain additional financing as it continues to generate negative cash flow, its board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, the Company expects that holders of shares of its common stock would recoup little if any material value in such process. The Company currently estimates that the cash resources it possesses as of the date of this filing will be sufficient to fund its operations up to the fourth quarter of 2025.

These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2025, there were no changes to the significant accounting policies as described in the 2024 Audited Financial Statements. Certain 2024 financial statement balances have been reclassified to correspond with current year presentation.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	June 30,
Potentially Dilutive Securities Listing:	2025	2024
Options to purchase common stock	43	74
Restricted stock units (RSUs)	-	2
Warrants for common stock	660	664
Class A warrants for common stock	310	310
Class B warrants for common stock	9	9
5-Year warrants for common stock	6,730	6,730
Prefunded warrants for common stock	-	66,960
Class C warrants for common stock	287,491	228,297
Class C pre-funded warrants for common stock	144,951	-
Class D warrants for common stock	-	114,149
Class E warrants for common stock	1,085,106	-
Placement agent warrants	471	471

Recently Issued Accounting Standards

The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying unaudited condensed consolidated financial statements.

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

The Company depends on Toray’s intellectual property for the Symphony cartridges upon which the Symphony platform relies. On October 6, 2020, the Company entered into a License and Supply Agreement (the “License Agreement”) with Toray, providing the Company with an exclusive global license with Toray, excluding Japan, to use Toray’s patents and know-how related to the Symphony detection cartridges for the manufacturing, marketing and sale of the products (as defined in the License Agreement). In exchange for the license, the Company committed to make two payments of $120,000 each to Toray, both of which were made in 2021. In addition, following the first sale of the cartridges after regulatory approval, the Company is obligated make royalty payments to Toray based on the net sales of the cartridges for the period that any underlying patents exist or five years after the first sale. Following the first sale after obtaining regulatory approval, the Company will make minimum annual royalty payments of $60,000 for the first year and $100,000 for each year thereafter, which shall be creditable against any royalties owed to Toray in such calendar year.

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company has received the right to sublicense certain Toray intellectual property to Sanyoseiko in connection with Sanyoseiko’s ongoing agreement with the Company to manufacture the Company’s Symphony analyzers and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provides for the transfer of certain technology related to the cartridges to Sanyoseiko. The royalty payment percentage payable by the Company to Toray was reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future. There were no sales of or revenues from the cartridges during the three and six-month periods ended June 30, 2025 and 2024.

On July 23, 2025, the Company entered into an amendment (the “Amendment”) to the New Toray License Agreement and the New Toray Supply Agreement with Toray. The Amendment provides that the deadline under the New Toray License Agreement for the Company to establish an alternative manufacturing site for the Company’s Symphony cartridges will be extended from October 23, 2025 to October 23, 2026, and the Company has agreed to use its best efforts to establish the site by such date. The Amendment confirms that Toray has provided to the Company all applicable know-how required under the New Toray License Agreement and is not under any further obligation to provide know-how or technical assistance to the Company. The Amendment also provides that the Company shall pay $71,212 to Toray for a final supply of certain chip components prior to the impending expiration of the New Toray Supply Agreement on October 23, 2025.

The Company is planning to begin cartridge redevelopment through a third-party contractor who would manage such redevelopment, although a third-party contractor has not yet been contracted to perform the work. Such redevelopment is intended to address several technical challenges to bring Symphony to a level consistent with necessary performance and quality requirements. After the cartridge redevelopment is completed, the Company plans to have the manufacturing process occur at an FDA-registered CMO, including for validation testing and commercial manufacturing. Under the Amendment, the Company will use best efforts to have substantially completed the establishment of such cartridge redevelopment manufacturing site by October 2026. The manufacturing sites, if any, will be established by Bluejay without Toray’s technical assistance. If Toray were to assert that the Company has not done so, they could seek to terminate the license agreement as early as November 2026. If Toray were to be successful in terminating the license agreement, the Company would lose access to certain technology required to produce the cartridges that the Symphony system relies on to function, which would likely result in a material adverse effect on the Company’s commercialization efforts. At June 30, 2025 and 2024, there were no amounts accrued related to the New Toray License Agreement or the License Agreement.

4. FINANCINGS

April 2025 Private Placement

On April 7, 2025, the Company entered into inducement letter agreements (the “Inducement Letter Agreements”) with certain existing holders (the “Holders”) of the Company’s Class C warrants (the “Class C Warrants”), pursuant to which the Holders agreed to purchase an aggregate of 1,085,106 shares of the Company’s common stock (or, to the extent the applicable Holder would have exceeded a specified beneficial ownership limitation, pre-funding the future exercise of such warrants, other than a remaining $0.0001 per share exercise price). The Class C Warrants were originally issued to the Holders on June 28, 2024 for an exercise price of $98.00 per share and were subsequently reduced to $16.30 per share pursuant to stockholder approval on August 21, 2024. Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise their Series C warrants at a reduced exercise price of $3.42 per share, and to purchase an equivalent number of new Class E warrants (the “Class E Warrants”) for an additional $0.125 per share. The Class E Warrants have an exercise price of $3.42 per share and expire on April 8, 2030.

The transaction closed on April 8, 2025. The exercise of the Class C Warrants resulted in the Company issuing 682,203 shares of Common Stock at closing pursuant to the inducement letters, and the exercise price of 402,903 of the Class C Warrants being amended to 0.0001 per share (the “Pre-funded Class C Warrants”). As of June 30, 2025, 144,951 of the Pre-funded Class C Warrants had not yet been exercised.

The gross proceeds to the Company from the exercise of the Class C Warrants (or pre-funding of the future exercise thereof) and the sale of the new Class E Warrants were $3,846,692. The Company incurred total cash offering costs of $464,670, including a 10% financial advisory fee to Aegis Capital Corp. of $384,670.

The modification of the terms or conditions of the warrants in this transaction is treated as an exchange of the original instrument for a new instrument. Using the Black Scholes option pricing model, the fair value of the Series C warrants immediately prior to the inducement transaction was $479,299 and immediately after the inducement transaction was $1,590,930. In addition, Series E warrants with a fair value of $1,730,652 were provided as part of the inducement transaction for a purchase price of $135,638. The Company recorded additional equity issuance costs of $2,706,645 related to the modification of the Series C warrants and issuance of Series E warrants related to the inducement transaction. As this equity issuance cost was a non-cash transaction, the Company recorded an increase to additional paid-in capital to offset the expense.

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

The gross proceeds to the Company from the January 2024 Offering were $3,500,000. The Company incurred offering costs of $711,031.

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at June 30, 2025:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
April 2025 Class E Warrants	1,085,106	Common Stock	$3.42	4.8
April 2025 Pre-funded Class C Warrants	144,951	Common Stock	$0.0001	4.8
June 2024 Class C Warrants	287,491	Common Stock	$16.30	3.9
January 2024 Common Stock Warrants	6,730	Common Stock	$520.00	3.5
January 2024 Placement Agent Warrants	471	Common Stock	$650.00	3.5
August 2023 Common Stock Warrants	540	Common Stock	$2,896.00	3.2
August 2023 Placement Agent Warrants	36	Common Stock	$3,684.00	3.2
Class A Warrants	310	Common Stock	$56,000.00	1.3
Class B Warrants	9	Common Stock	$80,000.00	1.3
Other Pre-2024 Common Stock Warrants	84	Common Stock	$27,327.00	0.7

April 2025 Private Placement Warrants

Pursuant to the April Private Placement, certain existing holders of the Company’s Class C Warrants agreed to purchase an aggregate of 1,085,106 shares of the Company’s common stock. The Company issued 682,203 shares of Common Stock at closing, and amended the exercise price of an additional 402,903 Class C Warrants to $0.0001 each. As of June 30, 2025, 144,951 Pre-funded Class C Warrants remained unexercised. As a part of the April 2025 Private Placement, the Company sold 1,085,106 Series E Warrants to the Class C Warrant exercising holders for $0.125 per warrant. The Series E Warrants have an exercise price of $3.42 and expire on April 8, 2030.

June 2024 Common Stock Warrants and June 2024 Underwriter Warrants

As a part of the June 2024 Offering, the Company issued 214,724 Class C Warrants and 107,362 Class D Warrants. The Underwriter partially exercised its over-allotment option with respect to 13,573 Class C Warrants and 6,787 Class D Warrants (the “Over-Allotment Warrants”).

Upon stockholder approval of the issuance of Class C Warrants on August 21, 2024, the Class C Warrants, which had an initial exercise price of $98.00 per share of common stock, were adjusted to be exercisable at an exercise price of $16.30 per share (the “floor” price, which represented 20% of the “minimum price” under Nasdaq’s listing rules on the date of pricing of the June 2024 Offering), and the number of shares of common stock issuable upon exercise were proportionately increased to 1,372,586 shares. In connection with the reset in the exercise price and number of shares issuable pursuant to the Class C Warrants, we recorded a deemed dividend of $9,282,075 based on the excess of the fair value of the modified Class C Warrants over the fair value of the Class C Warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the three-months ended September 30, 2024. The Class C Warrants may be exercised at any time for a period of five (5) years following the date of stockholder approval in August 2024. Pursuant to the April Private Placement as discussed above, certain holders of the Company’s Class C Warrants agreed to purchase an aggregate of 1,085,106 shares of the Company’s common stock at a reduced exercise price of $3.42 per share. As of June 30, 2025, 287,491 Class C Warrants remain outstanding.

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

6. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 79.  At June 30, 2025, there were 35 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 245 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At June 30, 2025, there were 129 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for the six months ended June 30, 2025:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1	$10,320
Granted	-	-
Vested	1	10,320
Forfeited	-	-
Outstanding at June 30, 2025	-	$-

The following is a summary of stock option activity for the six months ended June 30, 2025:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2024	72	$14,966	5.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and forfeited	29	18,907	-	-
Outstanding at June 30, 2025	43	$12,308	4.9	$-
Exercisable at June 30, 2025	42	$12,449	4.8	$-

There were no stock options or restricted stock awards granted during the six months ended June 30, 2025.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2025, and 2024, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$(1,563)	$4,520	$(450)	$9,365
General and administrative	-	1,490	199	8,519
Total stock-based compensation	$(1,563)	$6,010	$(251)	$17,884

At June 30, 2025, there was approximately $257 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 0.3 years. At June 30, 2025, there was no unrecognized compensation expense related to non-vested restricted stock awards.

7. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”), an entity in which the Company’s former Chief Technology Officer, Jason Cook, served as Chief Executive Officer of prior to joining Bluejay, to utilize the Company’s research and development staff and laboratory facility when available to perform work for NanoHybrids (the “Sharing and Services Agreement”). Any hours worked by Company employees for NanoHybrids are billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company may purchase certain lab supplies for NanoHybrids and rebill these costs to NanoHybrids. Dr. Cook is the majority shareholder of NanoHybrids. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three and six-month periods’ ended June 30, 2025 and 2024, and balances due as of June 30, 2025 and December 31, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from NanoHybrids included in other income	$-	$30,609	$6,873	$104,200
Cash receipts from NanoHybrids	$6,873	$73,591	$21,437	$114,860

	As of
	June 30, 2025	December 31, 2024
Amounts receivable from NanoHybrids included in Prepaid expenses and other current assets	$-	$14,564

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

Each of the foregoing agreements was approved in advance by the Audit Committee of the Company’s Board of Directors.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2025 and December 31, 2024:

	Depreciable lives	June 30, 2025	December 31, 2024
Construction-in-process		$1,351,179	$1,351,179
Furniture, fixtures, and equipment	3-5 years	128,452	136,312
Software	3-5 years	-	4,457
Lab equipment	3-5 years	173,268	173,268
Leasehold improvements	Shorter of useful life or life of lease	43,231	43,231
		1,696,130	1,708,447
Less: accumulated depreciation		(219,273)	(194,952)
Property and equipment, net		$1,476,857	$1,513,495

Construction in process consists of symphony cartridge manufacturing equipment. There are no commitments in place to complete construction in process as of June 30, 2025.

9. LEASES

The Company has lease arrangements for office, laboratory space and copiers. A summary of supplemental lease information is as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Weighted average remaining lease term – operating leases (in years)	1.8	2.4
Weighted average remaining lease term – finance leases (in years)	2.6	3.6
Weighted average discount rate – operating leases	7.0%	7.0%
Weighted average discount rate – finance leases	7.0%	7.0%
Operating cash flows from operating leases	$63,259	$88,428
Operating cash flows from finance leases	$424	$559

A summary of the Company’s lease assets and liabilities are as follows:

	June 30, 2025	December 31, 2024
Operating lease right-of-use asset	$155,683	$209,788
Finance lease asset – property & equipment, net	8,055	10,421
Total lease assets	$163,738	$220,209
Current portion of operating lease liability	$100,002	$113,260
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current portion of operating lease liabilities	65,375	108,989
Non-current portion of finance lease liabilities included in other non-current liabilities	6,589	8,567
Total lease liabilities	$176,773	$235,623

A summary of the Company’s estimated operating lease payments are as follows:

Year
2025 (1)	$50,000
2026	100,000
2027	25,000
Thereafter	-
Total future lease payments	175,000
Less: Imputed interest	9,623
Present value of lease liability	$165,377

(1)	Excludes the six months ended June 30, 2025

10. COMMITMENTS AND CONTINGENCIES

Separation Agreement

Under the terms of a separation agreement with Mr. Jason Cook, the Company’s former Chief Technology Officer, the Company has agreed to compensate Mr. Cook $193,440 (representing six months of base salary and the corresponding pro rata amount of Mr. Cook’s 2025 target bonus). The payment of such amount is subject to the compliance by Mr. Cook of certain ongoing covenants with respect to confidentiality, cooperation and other matters. Mr. Cook departed from the Company on May 30, 2025, and the Company has recorded a severance liability of $193,440.

The Company has paid Mr. Cook $14,880 as of June 30, 2025, resulting in a remaining accrual of $178,560 which has been included accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2025.

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of Cartridges, the Company will make royalty payments to Toray equal to 7.5% of the net sales of the Cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the Cartridges through June 30, 2025.

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

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance	$210,864	$489,174
Vendor prepayments	600	21,946
Prepaid and other	94,014	85,818
Total prepaid expenses and other current assets	$305,478	$596,938

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued personnel costs	$107,279	$100,974
Accrued legal fees	58,444	48,860
Accrued clinical trial expenses	164,631	191,673
Accrued board of director fees	95,000	95,000
Accrued expenses for CTO separation agreement	178,560	-
Accrued other	160,256	115,479
Accrued Delaware franchise tax	68,074	-
Total accrued expenses and other current liabilities	$832,244	$551,986

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

Overview

Bluejay Diagnostics, Inc. (“Bluejay,” the “Company,” “we” and/or “us”)) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges that have a function of automatic stepwise feeding of reagent. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) to be marketed as a diagnostic product in the United States. The Company has completed the development of the Symphony analyzer. The Company is planning to begin cartridge redevelopment through a third-party contractor who would manage such redevelopment. Such redevelopment is intended to address several technical challenges to bring Symphony to a level consistent with necessary performance and quality requirements. After redevelopment, the Company plans to have manufacturing of the Symphony cartridges occur at a Contract Manufacturing Organization (“CMO”). To achieve its plan, the Company expects to need to raise at least $30 million of capital between the third quarter of 2025 and the end of the 2027 fiscal year, which the Company hopes to do in various tranches during this time period. The Company’s current plan, subject to achieving necessary financing, is to begin testing of samples it is collecting as part of its ongoing SYMON-II clinical trial by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in 2027, with an objective of achieving FDA approval thereafter.

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

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $2.0 million and $3.8 million for the three and six months ended June 30, 2025, respectively. We had negative cash flow from operating activities of approximately $3.2 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively, and had an accumulated deficit of approximately $38.5 million as of June 30, 2025.

As further described below under “Liquidity and Going Concern Uncertainty” as of June 30, 2025, the Company possessed cash and cash equivalents of approximately $4.4 million, while having current liabilities of approximately $1.0 million. The Company will need to raise a material amount of additional capital in the imminent near-term to continue as a going concern, and that absent such near-term funding, it will likely run out of available cash resources in the near-term. If we are unable to obtain financing in the near-term, or otherwise consummate strategic alternatives, we could determine to undertake a process of liquidation under U.S. bankruptcy laws.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating expenses
Research and development	$889,896	$1,032,474	$1,674,696	$2,366,019
General and administrative	1,095,465	862,482	2,199,582	1,950,618
Sales and marketing	-	305	-	6,728
Total operating expenses	1,985,361	1,895,261	3,874,278	4,323,365

Operating loss	(1,985,361)	(1,895,261)	(3,874,278)	(4,323,365)

Other income (expense):
Interest expense	(222)	(626,471)	(452)	(631,689)
Interest income	29,254	15,408	47,055	45,499
Other income, net	(275)	30,944	6,636	105,710
Total other income (expense), net	28,757	(580,119)	53,239	(480,480)

Net loss	$(1,956,604)	$(2,475,380)	$(3,821,039)	$(4,803,845)

Research and Development

Research and development expenses for the three months ended June 30, 2025 were approximately $0.9 million as compared to approximately $1.0 million for the same period in 2024. The decrease in research and development expenses was primarily due to a reduction in technology transfer efforts which offset increased clinical trial expenses. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy, technology transfer efforts and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025, were approximately $1.1 million as compared to approximately $0.9 million for the comparable period in 2024. The increase in general and administrative expenses is due to continued efforts to raise capital and ongoing public company reporting requirements. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2025 were zero, compared to approximately $305 for the comparable period in 2024. The decrease in sales and marketing expenses was due to a cessation in spending for all sales and marketing efforts.

Other Income (Expense), net

Total other income (expense), net for the three months ended June 30, 2025, was approximately $29,000 of income as compared to $580,000 of expense for the same periods in 2024. The increase in other income (expense), net was primarily due to higher interest expense ($626,000) associated with our notes payable under the Bridge Note Financing.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Six Months Ended June 30,
	2025	2024
Cash proceeds (used in) provided by:
Operating activities	$(3,238,912)	$(4,214,891)
Investing activities	-	(305,431)
Financing activities	3,380,043	10,370,221
Net increase in cash and cash equivalents	$141,131	$5,849,899

Net cash used in operating activities

During the six months ended June 30, 2025, we used approximately $3.2 million in cash for operating activities, a decrease of approximately $1.0 million as compared to the same period in 2024. The decrease is primarily driven by a lower net loss when comparing the two periods.

Net cash used in investing activities

During the six months ended June 30, 2025, we used no cash for investing activities, a decrease of approximately $305,000 as compared to the same period in 2024. The decrease in net cash used in investing activities was due to no purchasing of manufacturing equipment.

Net cash used in financing activities

During the six months ended June 30, 2025, we raised approximately $3.4 million in cash through financing activities, a decrease of approximately $7.0 million as compared to the same period in 2024. The decrease in net cash generated by financing activities was due our private placement on April 8, 2025 as compared to our public offering on January 2, 2024, a Bridge Note Financing in June 2024 and our public offering on June 28, 2024.

Liquidity and Going Concern Uncertainty

The Company had cash and cash equivalents of $4,443,076 and current liabilities of $1,041,063 on its balance sheet as of June 30, 2025. The Company has incurred net losses since its inception, and has negative cash flows from operations and had an accumulated deficit of $38,489,823 as of June 30, 2025. The Company expects that its net cash used in operating activities will continue to be negative over at least the next several years as it redevelops aspects of the Symphony cartridges and conducts clinical trial work and, if such redevelopment and trials are successful, begin preparation of an FDA submission. These financial results and financial position, and the Company’s expected forward-looking outwork of significant negative cash flow in the future, raise substantial doubt with respect to its ability to continue as a going concern. As a result of the Company’s lack of cash, it has slowed the timeline of its clinical trial work to preserve cash resources in the near-term, and the Company expects that this will delay its Symphony platform regulatory submission timeline until 2027, at the earliest, if it is even able to generate sufficient clinical trial results to support such a submission. If the Company fails to obtain additional material financing in the near-term, its clinical trials and targeted FDA submission timeline could be delayed further, and it could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If the Company is unable to obtain additional financing as it continues to generate negative cash flow, its board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, the Company expects that holders of shares of its common stock would recoup little if any material value in such process. The Company currently estimates that the cash resources it possesses as of the date of this filing will be sufficient to fund its operations up to the fourth quarter of 2025.

The condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

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

The gross proceeds to the Company from the exercise of the Class C Warrants and the sale of the new Class E Warrants were $3,846,692 million. The Company incurred total offering costs of $464,670, including a 10% financial advisory fee to Aegis Capital Corp. of $384,670.

The modification of the terms or conditions of the warrants in this transaction is treated as an exchange of the original instrument for a new instrument. Using the Black Scholes option pricing model, the fair value of the Series C warrants immediately prior to the inducement transaction was $479,299 and immediately after the inducement transaction was $1,590,930. In addition, Series E warrants with a fair value of $1,730,652 were provided as part of the inducement transaction for a purchase price of $135,638. The Company recorded additional equity issuance costs of $2,706,645 related to the modification of the Series C warrants and issuance of Series E warrants related to the inducement transaction. As this equity issuance cost was a non-cash transaction, the Company recorded an increase to additional paid-in capital to offset the expense.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial and accounting officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Remediation of Previously Reported Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in the Company’s internal control over financial reporting related to a lack of sufficient internal accounting expertise at the Company regarding the accounting for complex equity transactions. Specifically, in June 2024, the Company issued Class C and Class D warrants that contained “reset” features that caused the exercise prices to decrease and number of shares of Company common stock issuable upon exercise of such warrants to increase following stockholder approval of such reset in August 2024. Under applicable accounting guidance, upon reset, the Company should have recorded in its consolidated statement of operations a “deemed dividend on warrant modification” and “net loss applicable to common stockholders”.

During the quarter ended June 30, 2025, management completed the implementation of its remediation plan, which included designing and implementing new controls over equity transaction review and approval, including the accounting for complex financial instruments upon their issuance, which included the engaging of external consultants to assist in technical accounting matters.

Management tested the newly implemented controls and concluded that they were operating effectively as of June 30, 2025. As a result, management has concluded that the previously identified material weakness has been remediated.

(b) Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not at this time involved in any material legal proceedings.

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

As of June 30, 2025, we possessed cash and cash equivalents of approximately $4.4 million, while having current liabilities of approximately $1.0 million. We incurred losses of approximately $7.7 million and $10.0 million for fiscal years 2024 and 2023, respectively, and $3.8 million for the six months ended June 30, 2025. From our inception through June 30, 2025, we have an accumulated deficit of approximately $38.5 million, and we do not currently generate any operating income. To achieve our current strategic plan, which strives to be in position to submit a 510(k) regulatory application to the FDA in 2027 and achieve FDA approval thereafter, we expect to need to raise at least $30 million of capital between the second quarter of 2025 and the end of the 2027 fiscal year, which we hope to do in various tranches during this time period. We are exploring potential pathways to raise additional material capital, but there can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. If we are ultimately unable to obtain the needed financing to implement our business plans, our board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws. In such event, we do not currently expect that holders of shares of our common stock would recoup any material value in such process.

Additional Risks Related to Our Business

To preserve cash resources, we have downsized our organization, which may reduce business continuity, affect our ability to apply for certain patents, and affect our product development and timelines, including our previously disclosed plan to transfer underlying production of our cartridges to a third-party contractor who would manage such redevelopment.

To preserve cash resources, we have implemented a series of recent cost savings measures in our product development operations. As of the date of this filing, we have reduced our overall Company-wide full-time employee headcount to 5 persons, including recently separating with our Chief Technical Officer, who was also significantly involved in our ongoing SYMON-II clinical studies, analytical studies, and certain intellectual property in connection with the prior development work of Symphony performed by Company, and our VP of Operations, who was overseeing the process of redeveloping aspects of our Symphony cartridges. We are exploring pathways for redevelopment by outsourcing this work to third parties. In addition, these measures are expected to result in a loss of institutional knowledge that may make our product redevelopment work more difficult to successfully achieve. To the extent we obtain sufficient funding, we may hire replacement personnel in these areas in the future, but there is no assurance that we will be able to do so. These circumstances may make it more difficult to succeed in meeting the technical challenges necessary to bring our Symphony product to a level consistent with necessary performance and quality requirements to support an FDA submission and ultimately be able to commercialize our product, as well as the timeline for completing this work.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

April 2025 Private Placement

On April 8, 2025, pursuant to the April 7, 2025 Inducement Letter Agreements with certain existing holders of the Company’s Class C Warrants, the Company sold 1,085,106 Class E Warrants to purchase unregistered shares of Common Stock for an immediate payment of $0.125 per Class E Warrant. Each Class E Warrant has an exercise price of $3.42 per share and expires on April 8, 2030. The sales proceeds were used for general corporate purposes.

Pursuant to the Inducement Letter Agreements, the Company agreed to file a registration statement providing for the resale by the purchasers of the shares of Common Stock issuable upon exercise of the Class E Warrants. On April 29, 2025, the Company filed Form S-3 with the Securities and Exchange Commission to register the sale of common stock issuable to the selling stockholders upon exercise of the Class E Warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Class E Common Stock Purchase Warrant, dated April 8, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on April 9, 2025).
10.1	Settlement Agreement and Release, dated as of May 8, 2025, by and among Bluejay Diagnostics, Inc. and Nanohybrids, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41031) filed on May 13, 2025).
10.2	Separation and Release Agreement, entered into on May 28, 2025, by and between Bluejay Diagnostics, Inc. and Jason Cook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on May 28, 2025).
10.3	Form of Inducement Letter Agreement, by and between the Company and each purchaser identified on the signature pages thereto, dated as of April 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on April 9, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	President, Chief Executive Officer and Director	August 7, 2025
Neil Dey	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)