Form 10-Q
period 2025-09-30
Bluejay Diagnostics, Inc.
filed 2025-11-07
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 1,814,133 shares of common stock outstanding at November 6, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,082,268	$4,301,945
Prepaid expenses and other current assets	169,421	596,938
Deferred offering costs	101,170	-
Total current assets	3,352,859	4,898,883

Property and equipment, net	1,393,989	1,513,495
Operating lease right-of-use assets	134,683	209,788
Other non-current assets	8,727	35,257
Total assets	$4,890,258	$6,657,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,162	$145,122
Operating lease liability, current	100,002	113,260
Accrued expenses and other current liabilities	887,749	551,986
Total current liabilities	1,148,913	810,368

Operating lease liability, non-current	42,990	108,989
Other non-current liabilities	5,573	8,567
Total liabilities	1,197,476	927,924

Commitments and Contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,639,133 and 554,012 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	164	55
Additional paid-in capital	43,780,073	40,398,228
Accumulated deficit	(40,087,455)	(34,668,784)
Total stockholders’ equity	3,692,782	5,729,499
Total liabilities and stockholders’ equity	$4,890,258	$6,657,423

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$785,608	$551,655	$2,460,304	$2,917,674
General and administrative	831,339	809,199	3,030,921	2,759,817
Sales and marketing	-	753	-	7,481
Total operating expenses	1,616,947	1,361,607	5,491,225	5,684,972

Operating loss	(1,616,947)	(1,361,607)	(5,491,225)	(5,684,972)

Other income (expense):
Interest expense	(200)	(190,610)	(652)	(822,299)
Interest income	18,961	61,692	66,016	107,191
Other income, net	554	8,566	7,190	114,276
Total other income (expense), net	19,315	(120,352)	72,554	(600,832)

Net loss	(1,597,632)	(1,481,959)	(5,418,671)	(6,285,804)
Deemed dividend on warrant modification	-	13,223,053	-	13,223,053

Net loss applicable to common stockholders	$(1,597,632)	$(14,705,012)	$(5,418,671)	$(19,508,857)

Net Loss per share to common stockholders – Basic and diluted	$(1.01)	$(76.94)	$(4.62)	$(283.18)
Weighted average common shares outstanding – Basic and diluted	1,574,535	191,117	1,171,888	68,893

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	554,012	$55	$40,398,228	$(34,668,784)	$5,729,499
Stock-based compensation expense	-	-	1,312	-	1,312
Net loss	-	-	-	(1,864,435)	(1,864,435)
Balance at March 31, 2025	554,012	55	40,399,540	(36,533,219)	3,866,376
Stock-based compensation expense	-	-	(1,563)	-	(1,563)
Issuance of Common Stock for vested restricted stock units	15	-	-	-	-
Issuance of Common Stock in connection with April 2025 Warrant Inducement, net of issuance costs of $464,670 and warrant inducement costs of $2,706,645	940,155	94	675,283	-	675,377
Warrant inducement cost	-	-	2,706,645	-	2,706,645
Net loss	-	-	-	(1,956,604)	(1,956,604)
Balance at June 30, 2025	1,494,182	$149	$43,779,905	$(38,489,823)	$5,290,231
Stock-based compensation expense	-	-	183	-	183
Exercise of April 2025 Prefunded Warrants	144,951	15	(15)	-	-
Net loss	-	-	-	(1,597,632)	(1,597,632)
Balance at September 30, 2025	1,639,133	$164	$43,780,073	$(40,087,455)	$3,692,782

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	3,098	$-	$29,845,838	$(26,950,990)	$2,894,848
Stock-based compensation expense	-	-	11,874	-	11,874
Issuance of common stock in connection with January 2024 Offering, net of issuance costs of $711,031	3,623	-	2,788,969	-	2,788,969
Net loss	-	-	-	(2,328,465)	(2,328,465)
Balance at March 31, 2024	6,721	-	32,646,681	(29,279,455)	3,367,226
Stock-based compensation expense	-	-	6,010	-	6,010
Issuance of common stock in connection with January 2024 Offering	3,107	-	-	-	-
Issuance of Common Stock in connection with Bridge Note Financing	1,451	-	307,563	-	307,563
Issuance of common stock in connection with June 2024 Offering, net of issuance costs of $1,133,419	40,402	4	7,435,652	-	7,435,656
Net loss	-	-	-	(2,475,380)	(2,475,380)
Balance at June 30, 2024	51,681	4	40,395,906	(31,754,835)	8,641,075
Stock-based compensation expense	-	-	4,792	-	4,792
Exercise of June 2024 Prefunded Warrants	66,954	7	(7)	-	-
Exercise of Series D Warrants	237,910	24	502	-	526
Net loss	-	-	-	(1,481,959)	(1,481,959)
Balance at September 30, 2024	356,545	$35	$40,401,193	$(33,236,794)	$7,164,434

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-50 reverse stock split effective November 18, 2024 and 1-for-8 reverse stock split effective June 20, 2024.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,418,671)	$(6,285,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	46,767	55,843
Stock-based compensation expense	(68)	22,676
Amortization of right-of-use asset	75,105	105,772
Non-cash interest expense for notes payable	-	307,563
Write-off and impairment of property and equipment	37,069	925
Changes in operating assets and liabilities:
Deferred offering costs	(101,170)	265,081
Prepaid expenses and other current assets	463,187	(64,682)
Other non-current assets	26,530	5,065
Accounts payable	16,040	(174,824)
Accrued expenses and other current liabilities	256,506	(607,092)
Net cash used in operating activities	(4,598,705)	(6,369,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(305,658)
Net cash used in investing activities	-	(305,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and prefunded warrants	3,846,692	12,069,075
Issuance costs related to issuance of common stock	(464,670)	(1,844,450)
Proceeds from issuance of notes payable, net of discounts of $287,580	-	2,000,000
Repayment of notes payable	-	(2,000,000)
Proceeds from exercise of Class D warrants	-	526
Payment of finance lease	(2,994)	(2,791)
Net cash provided by financing activities	3,379,028	10,222,360

Increase in cash and cash equivalents	(1,219,677)	3,547,225
Cash and cash equivalents, beginning of period	4,301,945	2,208,516
Cash and cash equivalents, end of period	$3,082,268	$5,755,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES
Fair value of common stock issued in connection with notes payable	$-	$307,563

See accompanying notes to condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed the pre-clinical development of the Symphony analyzer. The Company is redeveloping the manufacturing processes for cartridges through a third-party contractor who is managing such redevelopment. Such redevelopment is intended to address manufacturing challenges to bring Symphony to a level consistent with necessary performance and quality requirements. After redevelopment, the Company plans to have manufacturing of the Symphony cartridges occur at a Contract Manufacturing Organization (“CMO”). To achieve its plan, the Company expects to need to raise at least $20 million of capital between the date of this filing and the end of the 2027 fiscal year, which the Company hopes to do in various tranches during this time period. The Company’s current plan, subject to achieving necessary financing, is to begin testing of samples it is collecting as part of its ongoing SYMON-II clinical trial by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in 2027, with an objective of achieving FDA clearance thereafter.

The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP on the Symphony technology that the Company believes, if cleared, authorized, or approved by the FDA, can provide a solution to a significant market need. The Symphony device candidate is designed to produce laboratory-quality results in 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

The Company’s first product candidate, the Symphony IL-6 test, is an immunoassay for the measurement of interleukin-6 (IL-6) to be used for the monitoring of disease progression in critical care settings. The Company is currently focused on pursuing the Symphony IL-6 test in the context of sepsis. IL-6 is a clinically established inflammatory biomarker, and is considered a ‘first-responder,’ for assessment of severity of infection and inflammation across many disease indications, including sepsis. A current challenge of healthcare professionals is the excessive time and cost associated with determining a patient’s level of severity at triage and the Company believes that its Symphony IL-6 test, if ultimately successful and approved, could have the ability to consistently monitor this critical care biomarker with rapid results.

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

FDA Regulatory Strategy

The Company’s current regulatory strategy is designed to support commercialization of Symphony in the United States if and when the Company receives marketing authorization from the FDA. In May 2023, the Company submitted a pre-submission application to the FDA presenting study designs to validate Symphony IL-6 for use with hospitalized sepsis patients. The Company participated in a pre-submission meeting with the FDA in August 2023, and at the meeting the FDA provided feedback on the study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, the Company determined to proceed on this basis, which considers the FDA’s feedback.

In the second quarter of 2024, the Company completed a multicenter SYmphony IL-6 MONitoring Sepsis (“SYMON”) clinical study investigating the role of interleukin-6 (IL-6) in patients diagnosed with sepsis and septic shock. This prospective study assessed the performance of IL-6 upon initial presentation to the intensive care unit (ICU). A primary endpoint of the SYMON-I pilot clinical study (registered clinical trial number NCT06181604) suggested that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU may predict patient mortality out to 28 days. Furthermore, a secondary endpoint of the SYMON-I study suggested that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU is a predictor of patient mortality during their hospitalization. Other secondary endpoints showed that lactate and Sequential Organ Failure Assessment (SOFA), standard clinical tests used for sepsis and septic shock patients, were not predictors of patient mortality out to 28 days. We believe that the findings underscore the potential importance of IL-6 as a predictor and provide new insights into the potential pathways for improving sepsis outcomes.

Using the data analysis from the SYMON-I pilot clinical study, the Company initiated the SYMON-II pivotal clinical study in the third quarter of 2024. The SYMON II clinical study has three components: (1) collection, freezing, and biobanking of patient samples, (2) measuring IL-6 concentrations in the biobanked samples near the end of patient enrollment or after the patient enrollment has completed, and (3) analysis of the IL-6 data with the patient outcomes to see if the established IL-6 cutoff value has been validated for 28-day all-cause mortality. Patient enrollment started during the fourth quarter of 2024, and as of the end of the third quarter of 2025 the Company has enrolled approximately half of its targeted patient population for the study. The Company’s goal is to use the Symphony IL-6 test to complete the testing in the SYMON-II clinical trial.

If the Company is able to complete the SYMON-II clinical study and the results are positive, the Company intends to use the data generated from SYMON-II to support a 510(k) application to the FDA. This application is currently expected to be based on the following intended use: “Symphony IL-6 is intended for use to determine the IL-6 concentration as an aid in assessing the cumulative 28-day risk of all-cause mortality in conjunction with other laboratory findings and clinical assessments for patients diagnosed with sepsis or septic shock in the ICU.” The Company also plans to present the SYMON-I and SYMON-II results at future national scientific meetings and publish them in peer-reviewed journals, subject to future completion of the SYMON-II study and the results being positive. Subject to achieving needed funding and successfully addressing the technical challenges that are described above, the Company’s plan is to begin testing of samples it is collecting as part of our ongoing SYMON-II clinical trial by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in 2027, and an objective of achieving FDA clearance thereafter.

Our ability to engage in and complete the activities needed for an FDA submission will be contingent upon us addressing these and other challenges, including possessing and/or raising sufficient capital, remaining a going concern, and producing product capable of supporting our product requirements and meeting analytical validation and clinical validation.

Product Manufacturing

The Company plans to manufacture its analyzers and cartridges through Sanyoseiko Co. Ltd. (“Sanyoseiko”), as a contract manufacturing organization (“CMO”), and the Company has entered into master supply and master service agreements with Sanyoseiko governing these matters. Pursuant to statements of work that the Company will provide to Sanyoseiko under these agreements, Sanyoseiko will provide end-to-end support for the Symphony platform, including supporting the manufacturing redevelopment process for analyzers and cartridges (with hardware, software, and design updates), managing raw material sourcing and vendor compliance, and serving as the Company’s contract manufacturing organization for analyzers, cartridges, and related components. In this capacity, Sanyoseiko will oversee fulfillment, kit assembly, labeling, packaging, shipping, and quality control of manufactured products, while also providing regulatory and quality management support, and equipment storage and maintenance.

Sanyoseiko had been selected as the Company’s CMO due to their core competencies in manufacturing and quality systems recognized by the FDA. Sanyoseiko’s facilities are located in Japan. The Company currently licenses the technology for the Symphony cartridges from Toray Industries, Inc. (“Toray”). The Company’s license grants it exclusive global marketing rights, with the exception of Japan. The Company holds the rights to manufacture the analyzers and the cartridges.

Risks and Uncertainties

As noted above, the Company will be reliant upon its CMO, Sanyoseiko, to provide analyzers and, once manufacturing processes have been redeveloped, cartridges, in sufficient quantity and quality to complete the validations for its FDA application. The Company’s FDA application submission could be delayed if the Company encounters any material supply interruptions. In addition, there can be no assurance that the Company will be able to obtain necessary regulatory authorization for the manufacturing or marketing of the Symphony in the United States or elsewhere. There also can be no assurance that the Company will successfully complete any clinical evaluations necessary to receive regulatory clearances, or that the clinical study will demonstrate sufficient safety and effectiveness of the Symphony IL-6 test. The failure to adequately demonstrate the clinical performance of the Symphony IL-6 test could delay or prevent regulatory clearance, which could prevent or result in delays to market launch and could materially harm the Company’s business.

In addition to the FDA regulatory strategy risks and uncertainties, the Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, competition from larger biotechnology companies and dependence on key personnel. Additional risk and uncertainties regarding the Company are described in “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in “Part II – Item 1A Risk Factors” of the Company’s subsequently filed Quarterly Reports on Form 10-Q.

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

At the Company’s annual meeting of stockholders on June 18, 2025, the Company’s stockholders provided the Company’s board of directors with authority to implement a reverse stock split at a ratio of up to 1-for-20, as well as an additional reverse stock split at a ratio of up to 1-for-20, and the Company’s board of directors is currently evaluating whether and when to implement any such reverse stock split.

On October 23, 2024, the stockholders of the Company approved and adopted an amendment to the Company’s amended and restated certificate of incorporation, to increase the number of authorized shares of the Company’s Common Stock to 250,000,000.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes (the “2024 Audited Financial Statements”) contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any other interim period within this fiscal year.

Going Concern

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The Company had cash and cash equivalents of $3,082,268 and current liabilities of $1,148,913 as of September 30, 2025. The Company has incurred net losses since its inception, has incurred negative cash flows from operations and had an accumulated deficit of $40,087,455 as of September 30, 2025. The Company expects that its net cash used in operating activities will continue to be negative over at least the next several years as it attempts to redevelop aspects of the manufacturing process for Symphony cartridges and conducts clinical trial work and, if such redevelopment and trials are successful, begins preparation of an FDA submission. These financial results and financial position, and the Company’s expected forward-looking outlook of significant negative cash flow in the future, raise substantial doubt with respect to its ability to continue as a going concern. The Company expects that it will not be in position to submit a 510(k) regulatory application to the FDA for Symphony until 2027, at the earliest, if it is even able to generate sufficient clinical trial results to support such a submission. If the Company fails to obtain sufficient future financing, its clinical trials and targeted FDA submission timeline could be delayed, and it could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If the Company is unable to obtain additional financing as it continues to generate negative cash flow, its board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, holders of shares of the Company’s common stock could recoup little, if any, value in such process. The Company currently estimates that the cash resources it possesses as of the date of this filing (which includes proceeds from a private placement transaction completed in October 2025) will be sufficient to fund its operations up to the third quarter of 2026.

These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2025, there were no changes to the significant accounting policies as described in the 2024 Audited Financial Statements. Certain 2024 financial statement balances have been reclassified to correspond with current year presentation.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	September 30,
Potentially Dilutive Securities Listing:	2025	2024
Options to purchase common stock	40	74
Restricted stock units (RSUs)	-	1
Pre-2024 warrants for common stock	660	664
Class A warrants for common stock	310	310
Class B warrants for common stock	9	9
January 2024 warrants for common stock	6,730	6,730
January 2024 placement agent warrants for common stock	471	471
Class C warrants for common stock	287,491	1,372,586
Class D warrants for common stock	-	197,467
Class E warrants for common stock	1,085,106	-

Recently Issued Accounting Standards

The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying unaudited condensed consolidated financial statements.

3. LICENSE AND SUPPLY AGREEMENT WITH TORAY INDUSTRIES

The Company depends on Toray’s intellectual property for the Symphony cartridges upon which the Symphony platform relies. On October 6, 2020, the Company entered into a License and Supply Agreement (the “License Agreement”) with Toray, providing the Company with an exclusive global license, excluding Japan, to use Toray’s patents and know-how related to the Symphony detection cartridges for the manufacturing, marketing and sale of the products (as defined in the License Agreement). In exchange for the license, the Company committed to make two payments of $120,000 each to Toray, both of which were made in 2021. In addition, following the first sale of the cartridges after regulatory clearance, the Company is obligated make royalty payments to Toray based on the net sales of the cartridges for the period that any underlying patents exist or ten years after the first sale. Following the first sale after obtaining regulatory clearance, the Company will make minimum annual royalty payments of $60,000 for the first year and $100,000 for each year thereafter, which shall be creditable against any royalties owed to Toray in such calendar year.

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company received the right to sublicense certain Toray intellectual property to Sanyoseiko in connection with Sanyoseiko’s ongoing agreement with the Company to manufacture the Company’s Symphony analyzers and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provided for the transfer of certain technology related to the cartridges to Sanyoseiko. The royalty payment percentage payable by the Company to Toray was reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future.

On July 23, 2025, the Company entered into an amendment (the “Amendment”) to the New Toray License Agreement and the New Toray Supply Agreement with Toray. The Amendment provided that the deadline under the New Toray License Agreement for the Company to establish an alternative manufacturing site for the Company’s Symphony cartridges would be extended from October 23, 2025 to October 23, 2026, and the Company has agreed to use its best efforts to establish the site by such date. The Amendment confirms that Toray has provided to the Company all applicable know-how required under the New Toray License Agreement and is not under any further obligation to provide know-how or technical assistance to the Company. Pursuant to the Amendment, the Company paid $71,212 to Toray for a final supply of certain chip components prior to the expiration of the New Toray Supply Agreement, which occurred on October 23, 2025. There were no sales of or revenues from the cartridges during the three and nine-month periods ended September 30, 2025 and 2024.

The Company has begun cartridge manufacturing process redevelopment through Sanyoseiko, a third-party contractor who is managing such redevelopment. Such redevelopment is intended to address several technical challenges to bring Symphony to a level consistent with necessary performance and quality requirements. After the cartridge manufacturing process redevelopment is completed, the Company plans to have the manufacturing process occur at Sanyoseiko, a FDA-registered CMO, including for verification and validation testing and commercial manufacturing. The manufacturing site will be established by the Company without Toray’s technical assistance. If Toray were to assert that the Company has not used its best efforts to establish the cartridge manufacturing site by October 2026, they could seek to terminate the license agreement as early as November 2026. If Toray were to be successful in terminating the license agreement, the Company would lose access to certain technology required to produce the cartridges that the Symphony system relies on to function, which would likely result in a material adverse effect on the Company’s commercialization efforts. At September 30, 2025 and 2024, there were no amounts accrued related to the New Toray License Agreement or the License Agreement.

4. FINANCINGS

April 2025 Private Placement

On April 7, 2025, the Company entered into inducement letter agreements with certain existing holders of the Company’s Class C warrants (the “Class C Warrants”), pursuant to which such holders agreed to purchase an aggregate of 1,085,106 shares of the Company’s common stock (or, to the extent the applicable holder would have exceeded a specified beneficial ownership limitation, prefunding the future exercise of such warrants, other than a remaining $0.0001 per share exercise price). The Class C Warrants were originally issued on June 28, 2024 for an exercise price of $98.00 per share and were subsequently reduced to $16.30 per share pursuant to stockholder approval on August 21, 2024. Pursuant to the inducement letter agreements, the applicable holders agreed to exercise their Series C Warrants at a reduced exercise price of $3.42 per share, and to purchase an equivalent number of new Class E warrants (the “Class E Warrants”) for an additional $0.125 per share. The Class E Warrants have an exercise price of $3.42 per share and expire on April 8, 2030.

The transaction closed on April 8, 2025. The exercise of the Class C Warrants resulted in the Company issuing 682,203 shares of common stock at closing pursuant to the inducement letters, and the exercise price of 402,903 of the Class C Warrants being amended to 0.0001 per share. As of September 30, 2025, all such reduced exercise price Class C Warrants had been exercised.

The gross proceeds to the Company from the exercise of the Class C Warrants and the sale of the new Class E Warrants were $3,846,707. The Company incurred total cash offering costs of $464,670, including a 10% financial advisory fee to Aegis Capital Corp. of $384,670.

The modification of the terms or conditions of the Class C Warrants in this transaction is treated as an exchange of the original instrument for a new instrument. Using the Black Scholes option pricing model, the fair value of the Series C Warrants immediately prior to the inducement transaction was $479,299 and immediately after the inducement transaction was $1,590,930. In addition, Series E Warrants with a fair value of $1,730,652 were provided as part of the inducement transaction for a purchase price of $135,638. The Company recorded additional equity issuance costs of $2,706,645 related to the modification of the Series C Warrants and issuance of Series E Warrants related to the inducement transaction. As this equity issuance cost was a non-cash transaction, the Company recorded an increase to additional paid-in capital to offset the expense.

June 2024 Public Offering

On June 28, 2024, the Company sold in a public offering ( the “June 2024 Offering”), (i) 11,541 common units (the “Common Units”), each consisting of one share of common stock, two Class C Warrants and one Class D Warrant and (ii) 95,815 prefunded units (the “Prefunded Units”), each consisting of one prefunded warrant to purchase one share of common stock (each, a “June 2024 Prefunded Warrant”), two Class C Warrants and one Class D Warrant. The Common Units were sold at a price of $81.50 per unit and the Prefunded Warrants were sold at a price of $81.495 per unit. Aegis Capital Corp. (“Aegis”) partially exercised its over-allotment option in respect to 13,573 Class C Warrants and 6,787 Class D Warrants (the “Over-Allotment Warrants). As of December 31, 2024, all June 2024 Prefunded Warrants had been exercised in full.

Pursuant to an engagement letter dated June 6, 2024, by and between the Company and Aegis, the Company paid Aegis a total cash fee of $743,750, equal to 8.5% of the gross proceeds received in the June 2024 Offering.

The gross proceeds to the Company from the June 2024 Offering were $8,569,075. The Company incurred offering costs of $1,133,419.

May 2024 Bridge Note Financing

On May 31, 2024, the Company entered into a Note Purchase Agreement with an accredited investor (the “NPA”), and a Securities Purchase Agreement with three accredited investors (the “SPA”). This transaction closed on June 3, 2024. Debt issuance costs related to the NPA and SPA totaled $212,654. Under the terms of the NPA, the first investor provided the Company with a $1,000,000 cash subscription in exchange for the issuance of a senior secured note (the “Bridge Note”). As of December 31, 2024, a total of $1,176,470 was repaid to the NPA investor in full satisfaction of the Bridge Note. The difference between the Bridge Note and the subscription amount, initially recorded as a discount on the notes, was the result of the discount factor included in the NPA of approximately 17.6%.

Under the terms of the SPA, the three additional investors agreed to collectively provide the Company with a separate $1,000,000 cash subscription in exchange for the issuance of senior secured notes (the “SPA Notes”), and the collective issuance of 1,451 shares of the Company’s common stock. The fair value of the common stock issued in connection with the SPA was $307,563. As of December 31, 2024, a total of $1,111,110 had been repaid to the SPA investors, in full satisfaction of the SPA Notes. The difference between the SPA Notes and the subscription amounts, initially recorded as a discount on the SPA Notes, was the result of the discount factor included in the SPA of 11.11%.

The interest expense recorded on the NPA and SPAs was $807,797 for the year ended December 31, 2024, including debt issuance costs related to the NPA and SPA totaling $212,654.

January 2024 Public Offering

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 1,344 shares of the Company’s common stock and (ii) prefunded warrants to purchase up to an aggregate 5,386 shares of Common Stock (the “January 2024 Prefunded Warrants”). The shares and January 2024 Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 6,730 shares of common stock at an exercise price of $520.00 per share (the “January 2024 Warrants”). The combined public offering price was $520.00 per share of Common Stock and related January 2024 Warrant and $519.96 per January 2024 Prefunded Warrant and related January 2024 Warrant.

As of December 31, 2024, all January 2024 Prefunded Warrants had been exercised in full. The January 2024 Warrants were exercisable immediately and remain exercisable for a period of five years following the date of issuance.

Pursuant to an engagement letter, dated as of August 7, 2023, as amended October 11, 2023, by and between the Company and H.C. Wainwright & Co., LLC (“H.C. Wainwright”), the Company paid H.C. Wainwright a total cash fee of $245,000 equal to 7.0% of the gross proceeds received in the January 2024 Offering. The Company also paid H.C. Wainwright a management fee of $35,000 equal to 1.0% of the gross proceeds raised in the January 2024 Offering and certain expenses incurred in connection with the January Offering. In addition, the Company issued to H.C. Wainwright’s designees warrants to purchase up to an aggregate 471 shares of common stock (the “January 2024 Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of common stock and January 2024 Prefunded Warrants sold in the January 2024 Offering. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Warrants, except that the January 2024 Placement Agent Warrants have an exercise price equal to $650.00, or 125% of the offering price per share of common stock and related January 2024 Warrant sold in the January 2024 Offering and expire on the fifth anniversary from the date of the commencement of sales in the January 2024 Offering.

The gross proceeds to the Company from the January 2024 Offering were $3,500,000. The Company incurred offering costs of $711,031.

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at September 30, 2025:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Class E Warrants	1,085,106	Common Stock	$3.42	4.5
Class C Warrants	287,491	Common Stock	$16.30	3.7
January 2024 Common Stock Warrants	6,730	Common Stock	$520.00	3.3
January 2024 Placement Agent Warrants	471	Common Stock	$650.00	3.3
August 2023 Common Stock Warrants	540	Common Stock	$2,896.00	2.9
August 2023 Placement Agent Warrants	36	Common Stock	$3,684.00	2.9
Class A Warrants	310	Common Stock	$56,000.00	1.1
Class B Warrants	9	Common Stock	$80,000.00	1.1
Other Pre-2024 Common Stock Warrants	84	Common Stock	$27,327.00	0.6

April 2025 Class E Warrants

Pursuant to the April 2025 private placement, certain existing holders of the Company’s Class C Warrants agreed to purchase an aggregate of 1,085,106 shares of the Company’s common stock. The Company issued 682,203 shares of common stock at closing, and amended the exercise price of an additional 402,903 Class C Warrants to $0.0001 each. As of September 30, 2025, all of such reduced exercise price Class C Warrants had been exercised. As a part of the April 2025 private placement, the Company sold 1,085,106 Series E Warrants to the Class C Warrant exercising holders for $0.125 per warrant.

June 2024 Class C and Class D Warrants and June Over-Allotment Warrants

As a part of the June 2024 Offering, the Company issued 214,724 Class C Warrants and 107,362 Class D Warrants. Aegis partially exercised its over-allotment option with respect to 13,573 Class C Warrants and 6,787 Class D Warrants.

Upon stockholder approval of the issuance of Class C Warrants on August 21, 2024, the Class C Warrants, which had an initial exercise price of $98.00 per share of common stock, were adjusted to be exercisable at an exercise price of $16.30 per share (the “floor” price, which represented 20% of the “minimum price” under Nasdaq’s listing rules on the date of pricing of the June 2024 Offering), and the number of shares of common stock issuable upon exercise were proportionately increased to 1,372,586 shares. In connection with the reset in the exercise price and number of shares issuable pursuant to the Class C Warrants, we recorded a deemed dividend of $9,282,075 based on the excess of the fair value of the modified Class C Warrants over the fair value of the Class C Warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the three-months ended September 30, 2024. The Class C Warrants may be exercised at any time for a period of five (5) years following the date of stockholder approval in August 2024. Pursuant to the April 2025 private placement discussed above, certain holders of the Company’s Class C Warrants agreed to exercise warrants to purchase an aggregate of 1,085,106 shares of the Company’s common stock at a reduced exercise price of $3.42 per share. As of September 30, 2025, 287,491 Class C Warrants remain outstanding.

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

January 2024 Common Stock Warrants and January 2024 Placement Agent Warrants

As part of the January 2024 Offering, the Company issued January 2024 Warrants to acquire 6,730 shares of common stock at an exercise price of $520.00 per share and January 2024 Placement Agent Warrants to acquire 471 shares of common stock at an exercise price of $650.00 per share. The January 2024 Warrants and January 2024 Placement Agent Warrants became exercisable immediately upon issuance for a period of five years following the date of issuance.

Fundamental Transaction

The warrants described above include certain rights upon a “fundamental transaction” (as defined in such warrants), including the right of the holders thereof to receive from the Company or a successor entity cash or the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as defined in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

Warrant Accounting

Each of the Company’s warrants to acquire shares of common stock were accounted for as equity classified financial instruments, as they meet the requirements for equity classification under ASC 815, Derivatives and Hedging.

6. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the Bluejay Diagnostics, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Company’s board of directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 79.  At September 30, 2025, there were 36 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). The 2021 Plan, which is administered by the Company’s board of directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. A total of 245 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At September 30, 2025, there were 101 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock awards for the nine months ended September 30, 2025:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1	$10,320
Granted	-	-
Vested	1	10,320
Forfeited	-	-
Outstanding at September 30, 2025	-	$-

The following is a summary of stock option activity for the nine months ended September 30, 2025:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2024	72	$14,966	5.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and forfeited	32	19,174	-	-
Outstanding at September 30, 2025	40	$11,600	4.5	$-
Exercisable at September 30, 2025	39	$11,733	4.4	$-

There were no stock options or restricted stock awards granted during the nine months ended September 30, 2025.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2025, and 2024, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$183	$3,911	$(267)	$13,276
General and administrative	-	881	199	9,400
Total stock-based compensation	$183	$4,792	$(68)	$22,676

At September 30, 2025, there was approximately $73 of unrecognized compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 0.1 years. At September 30, 2025, there was no unrecognized compensation expense related to non-vested restricted stock awards.

7. RELATED PARTY TRANSACTIONS

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, LLC (“NanoHybrids”), an entity in which the Company’s former Chief Technology Officer, Jason Cook, served as Chief Executive Officer of prior to becoming employed by the Company, to enable NanoHybrids to utilize the Company’s research and development staff and laboratory facility (the “Sharing and Services Agreement”). Any hours worked by Company employees for NanoHybrids were billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Additionally, the Company could purchase certain lab supplies for NanoHybrids and rebill those costs to NanoHybrids. Dr. Cook was the majority shareholder of NanoHybrids during the time of this arrangement. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three and nine-month periods’ ended September 30, 2025 and 2024, and balances due as of September 30, 2025 and December 31, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from NanoHybrids included in other income	$-	$8,315	$6,873	$112,515
Cash receipts from NanoHybrids	$-	$30,609	$21,437	$145,469

	As of
	September 30, 2025	December 31, 2024
Amounts receivable from NanoHybrids included in Prepaid expenses and other current assets	$-	$14,564

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

Each of the foregoing agreements was approved in advance by the audit committee of the Company’s board of directors.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2025 and December 31, 2024:

	Depreciable lives	September 30, 2025	December 31, 2024
Construction-in-process		$1,351,179	$1,351,179
Furniture, fixtures, and equipment	3-5 years	119,069	136,312
Software	3-5 years	-	4,457
Lab equipment	3-5 years	-	173,268
Leasehold improvements	Shorter of useful life or life of lease	43,231	43,231
		1,513,479	1,708,447
Less: accumulated depreciation		(119,490)	(194,952)
Property and equipment, net		$1,393,989	$1,513,495

During the quarter ended September 30, 2025, the Company made the decision to close its internal lab and transferred the related fixed assets with a net book value of $62,376 to a third party to be marketed and sold. During such quarter the Company wrote-off $9,549 of lab equipment and recognized an impairment charge of $26,706, both of which are included in research and development expenses. The expected realizable value of $35,670 is recorded as assets held for sale and included in prepaid expenses and other current assets in the Company’s balance sheets.

Construction in process consists of symphony cartridge manufacturing equipment. There are no commitments in place to complete construction in process as of September 30, 2025.

9. LEASES

The Company has lease arrangements for office, laboratory space and copiers. A summary of supplemental lease information is as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Weighted average remaining lease term – operating leases (in years)	1.5	2.4
Weighted average remaining lease term – finance leases (in years)	2.3	3.3
Weighted average discount rate – operating leases	7.0%	7.0%
Weighted average discount rate – finance leases	7.0%	7.0%
Operating cash flows from operating leases	$88,259	$133,642
Operating cash flows from finance leases	$612	$814

A summary of the Company’s lease assets and liabilities are as follows:

	September 30, 2025	December 31, 2024
Operating lease right-of-use asset	$134,683	$209,788
Finance lease asset – property & equipment, net	6,872	10,421
Total lease assets	$141,555	$220,209
Current portion of operating lease liability	$100,002	$113,260
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current portion of operating lease liabilities	42,990	108,989
Non-current portion of finance lease liabilities included in other non-current liabilities	5,573	8,567
Total lease liabilities	$153,372	$235,623

A summary of the Company’s estimated operating lease payments are as follows:

Year
2025 (1)	$25,000
2026	100,000
2027	25,000
Thereafter	-
Total future lease payments	150,000
Less: Imputed interest	7,008
Present value of lease liability	$142,992

(1)	Excludes the nine months ended September 30, 2025

10. COMMITMENTS AND CONTINGENCIES

Separation Agreement

Under the terms of a separation agreement with Dr. Cook, the Company’s former Chief Technology Officer, the Company agreed to compensate Dr. Cook $193,440 (representing six months of base salary and the corresponding pro rata amount of Dr. Cook’s 2025 target bonus). The payment of such amount is subject to the compliance by Mr. Cook of certain ongoing covenants with respect to confidentiality, cooperation and other matters. Dr. Cook departed from the Company on May 30, 2025, and the Company has recorded a severance liability of $193,440.

The Company has paid Dr. Cook $119,040 as of September 30, 2025, resulting in a remaining accrual of $74,400 which has been included accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of September 30, 2025.

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of cartridges, the Company is obligated to make royalty payments to Toray equal to 7.5% of the net sales of the cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There have been no sales of or revenues from cartridges through September 30, 2025.

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

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance	$63,601	$489,174
Vendor prepayments	600	21,946
Prepaid and other	69,550	85,818
Assets held for sale	35,670	-
Total prepaid expenses and other current assets	$169,421	$596,938

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued personnel costs	$105,648	$100,974
Accrued legal fees	107,074	48,860
Accrued clinical trial expenses	264,513	191,673
Accrued board of director fees	78,952	95,000
Accrued expenses for CTO separation agreement	74,400	-
Accrued other	189,088	115,479
Accrued Delaware franchise tax	68,074	-
Total accrued expenses and other current liabilities	$887,749	$551,986

12. SUBSEQUENT EVENTS

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 175,000 shares of common stock and prefunded warrants to purchase up to 2,075,000 shares of common stock (the “October 2025 Prefunded Warrants”), and (ii) Series F warrants (the “Series F Warrants”) to purchase up to 4,500,000 shares of common stock. The combined price of the securities sold in the private placement was $2.00 per share of common stock (or prefunded warrant in lieu thereof, in which case such price was reduced by $0.0001) and accompanying Series F Warrants to acquire two shares of common stock. The October 2025 Prefunded Warrants are exercisable for shares of common stock at an exercise price of $0.0001 per share, are immediately exercisable and expire once exercised in full. The Series F Warrants are exercisable for shares of common stock at an exercise price of $1.75 per share, are immediately exercisable and expire five and one-half years from the date of issuance.

The transaction closed on October 10, 2025. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $4.5 million. The Company incurred total offering costs of $542,650, including a 8% financial advisory fee to Rodman and Renshaw LLC (“Rodman”), the placement agent, of approximately $360,000. Under the terms of the Company’s engagement letter with Rodman, the Company issue Rodman’s designees warrants to purchase up to 180,000 of common stock at an exercise price of $2.50 per share, which expire 5.5 years from the date of issuance (the “October 2025 Placement Agent Warrants”).

In connection with the private placement, the Company entered into a registration rights agreement with the two institutional investors. Pursuant to which the Company agreed to register for resale, at the Company’s expense, the 175,000 shares of common stock sold in the private placement and the 6,755,000 shares of common stock collectively exercisable pursuant to the October 2025 Prefunded Warrants, the Series F Warrants and the October 2025 Placement Agent Warrants. The Company agreed to (i) file such a resale registration statement by October 24, 2025, (ii) use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after filing (and in no event later than certain dates specified in the registration rights agreement, depending on the circumstances), and (iii) use its best efforts to keep such resale registration statement continuously effective under the Securities Act until the date that all shares of common stock registered thereunder have been sold or may be sold without registration under Rule 144. Failure by the Company to meet the filing deadlines and other requirements set forth in the registration rights agreement (including successfully registering the applicable shares) would subject the Company to liquidated damages amounts payable to the purchasers in the private placement. Such liquidated damages would generally be calculated as a monthly payment in the amount of 2% of the portion of the subscribed amount that has not been registered as of the applicable monthly calculation date, capped at an overall amount equal to 20% of the total $4,500,000 subscribed amount.

Pursuant to the terms of the purchase agreement, the Company generally may not, until the date that is 90 calendar days after the date that the resale registration statement has been declared effective by the SEC, issue or enter into agreements to issue shares of common stock or securities convertible into or exercisable for common stock. In addition, the purchase agreement provides that until the date that is one year following the date that the resale registration statement is declared effective by the SEC, the Company may not, without the prior written consent of investors who purchased a majority of the securities sold in the private placement, (i) engage in certain “variable rate transactions” (as defined in the purchase agreement) related to its securities, or (ii) undertake a reverse or forward stock split or recapitalization, other than in the good faith determination of the Company’s board of directors to maintain its listing on the Nasdaq Capital Market.

Holders of the warrants will not have the right to exercise any portion of such warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99% (at the initial election of the holder) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, provided that a holder may increase or decrease such beneficial ownership limitation up to, and no higher than, 9.99%, by giving 61 calendar days’ notice to the Company.

The Series F Warrants and October 2025 Placement Agent Warrants include certain rights upon a “fundamental transaction” (as defined in such warrants), including the right of the holders thereof to receive from the Company or a successor entity cash or the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as defined in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

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

Overview

Bluejay Diagnostics, Inc. (“Bluejay,” the “Company,” “we” and/or “us”)) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed the pre-clinical development of the Symphony analyzer. The Company is redeveloping the manufacturing processes for cartridges through a third-party contractor who is managing such redevelopment. Such redevelopment is intended to address manufacturing challenges to bring Symphony to a level consistent with necessary performance and quality requirements. After redevelopment, the Company plans to have manufacturing of the Symphony cartridges occur at a Contract Manufacturing Organization (“CMO”). To achieve its plan, the Company expects to need to raise at least $20 million of capital between the date of this filing and the end of the 2027 fiscal year, which the Company hopes to do in various tranches during this time period. The Company’s current plan, subject to achieving necessary financing, is to begin testing of samples it is collecting as part of its ongoing SYMON-II clinical trial by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in 2027, with an objective of achieving FDA clearance thereafter.

The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP on the Symphony technology that the Company believes, if cleared, authorized, or approved by the FDA, can provide a solution to a significant market need. The Symphony device candidate is designed to produce laboratory-quality results in 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

The Company’s first product candidate, the Symphony IL-6 test, is an immunoassay for the measurement of interleukin-6 (IL-6) to be used for the monitoring of disease progression in critical care settings. The Company is currently focused on pursuing the Symphony IL-6 test in the context of sepsis. IL-6 is a clinically established inflammatory biomarker, and is considered a ‘first-responder,’ for assessment of severity of infection and inflammation across many disease indications, including sepsis. A current challenge of healthcare professionals is the excessive time and cost associated with determining a patient’s level of severity at triage and the Company believes that its Symphony IL-6 test, if ultimately successful and approved, could have the ability to consistently monitor this critical care biomarker with rapid results.

If the Company succeeds with the foregoing plan, in the future it hopes to develop additional tests for Symphony, including tests for myocardial infarction and congestive heart failure (cardiac biomarkers hsTNT and NT pro-BNP) as well as other tests using the Symphony platform.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $1.6 million and $5.4 million for the three and nine months ended September 30, 2025, respectively. We had negative cash flow from operating activities of approximately $4.6 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively, and had an accumulated deficit of approximately $40.1 million as of September 30, 2025.

As further described below under “Liquidity and Going Concern Uncertainty” as of September 30, 2025, the Company possessed cash and cash equivalents of approximately $3.1 million, while having current liabilities of approximately $1.1 million. The Company will need to raise a material amount of additional capital in the future to continue as a going concern.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Operating expenses
Research and development	$785,608	$551,655	$2,460,304	$2,917,674
General and administrative	831,339	809,199	3,030,921	2,759,817
Sales and marketing	-	753	-	7,481
Total operating expenses	1,616,947	1,361,607	5,491,225	5,684,972

Operating loss	(1,616,947)	(1,361,607)	(5,491,225)	(5,684,972)

Other income (expense):
Interest expense	(200)	(190,610)	(652)	(822,299)
Interest income	18,961	61,692	66,016	107,191
Other income, net	554	8,566	7,190	114,276
Total other income (expense), net	19,315	(120,352)	72,554	(600,832)
Net loss	(1,597,632)	(1,481,959)	(5,418,671)	(6,285,804)

Deemed dividend on warrant modification	-	13,223,053	-	13,223,053
Net loss applicable to common stockholders	$(1,597,632)	$(14,705,012)	$(5,418,671)	$(19,508,857)

Research and Development

Research and development expenses for the three months ended September 30, 2025 were approximately $0.8 million as compared to approximately $0.6 million for the same period in 2024. The increase in research and development expenses was primarily due to increased clinical trial expenses, partially offset by a reduction in technology transfer efforts. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy, technology transfer efforts and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025, were approximately $0.8 million as compared to approximately $0.8 million for the comparable period in 2024. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2025 were zero, compared to approximately $753 for the comparable period in 2024. The decrease in sales and marketing expenses was due to a cessation in spending for all sales and marketing efforts.

Other Income (Expense), net

Total other income (expense), net for the three months ended September 30, 2025, was $19,315 of income as compared to $120,352 of expense for the same periods in 2024. The increase in other income (expense), net was primarily due to lower interest expense ($190,610) associated with our notes payable under the 2024 Bridge Note Financing.

Deemed dividend on warrant modification

Upon stockholder approval of the issuance of Class C Warrants and Class D Warrants on August 21, 2024, the Class C Warrants, which had an initial exercise price of $98.00 per share of common stock, were adjusted to be exercisable at an exercise price of $16.30 per share and the number of shares of common stock issuable upon exercise was proportionately increased to 1,372,586 shares. Concurrently, the number of shares of common stock issuable upon exercise of the Class D Warrants increased to four shares per warrant for the remaining unexercised warrants. In connection with the reset in the exercise price and number of shares issuable pursuant to exercise of the Class C Warrants and Class D Warrants, we recorded a deemed dividend of $13,223,053 based on the excess of the fair value of the modified Class C Warrants and Class D Warrants over the fair value of the Class C Warrants and Class D Warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the three and nine-months ended September 30, 2024.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Nine Months Ended September 30,
	2025	2024
Cash proceeds (used in) provided by:
Operating activities	$(4,598,705)	$(6,369,477)
Investing activities	-	(305,658)
Financing activities	3,379,028	10,222,360
Net increase in cash and cash equivalents	$(1,219,677)	$3,547,225

Net cash used in operating activities

During the nine months ended September 30, 2025, we used approximately $4.6 million in cash for operating activities, a decrease of approximately $1.8 million as compared to the same period in 2024. The decrease is driven by a lower net loss, an increase in accrued expenses and other current liabilities and a decrease prepaid expenses when comparing the two periods.

Net cash used in investing activities

During the nine months ended September 30, 2025, we used no cash for investing activities, a decrease of $305,658 as compared to the same period in 2024. The decrease in net cash used in investing activities was due to no purchasing of manufacturing equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2025, we raised approximately $3.4 million in cash through financing activities, a decrease of approximately $6.8 million as compared to the same period in 2024. The decrease in net cash generated by financing activities was due our private placement on April 8, 2025 as compared to our public offering on January 2, 2024, a Bridge Note Financing in June 2024 and our public offering on June 28, 2024.

Liquidity and Going Concern Uncertainty

The Company had cash and cash equivalents of $3,082,268 and current liabilities of $1,148,913 as of September 30, 2025. The Company has incurred net losses since its inception, has incurred negative cash flows from operations and had an accumulated deficit of $40,087,455 as of September 30, 2025. The Company expects that its net cash used in operating activities will continue to be negative over at least the next several years as it attempts to redevelop aspects of the manufacturing process for Symphony cartridges and conducts clinical trial work and, if such redevelopment and trials are successful, begins preparation of an FDA submission. These financial results and financial position, and the Company’s expected forward-looking outlook of significant negative cash flow in the future, raise substantial doubt with respect to its ability to continue as a going concern. The Company expects that it will not be in position to submit a 510(k) regulatory application to the FDA for Symphony until 2027, at the earliest, if it is even able to generate sufficient clinical trial results to support such a submission. If the Company fails to obtain sufficient future financing, its clinical trials and targeted FDA submission timeline could be delayed, and it could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If the Company is unable to obtain additional financing as it continues to generate negative cash flow, its board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, holders of shares of the Company’s common stock could recoup little, if any, value in such process. The Company currently estimates that the cash resources it possesses as of the date of this filing (which includes proceeds from a private placement transaction completed in October 2025) will be sufficient to fund its operations up to the third quarter of 2026.

The condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

Recent Offerings

January 2024 Public Offering

On January 2, 2024, the Company sold in a public offering (such transaction, the “January 2024 Offering”) (i) 1,344 shares of the Company’s common stock and (ii) prefunded warrants to purchase up to an aggregate 5,386 shares of common stock (the “January 2024 Prefunded Warrants”). The shares of common stock and January 2024 Prefunded Warrants were sold together with warrants to purchase up to an aggregate of 6,730 shares of Common Stock at an exercise price of $520.00 per share (the “January 2024 Warrants”). The combined public offering price was $520.00 per share of Common Stock and related January 2024 Warrant and $519.96 per January 2024 Prefunded Warrant and related January 2024 Warrant.

As of December 31, 2024, all January 2024 Prefunded Warrants had been exercised in full. The January 2024 Warrants are exercisable for a period of five years following the date of issuance.

Pursuant to an engagement letter, dated as of August 7, 2023, as amended October 11, 2023, by and between the Company and H.C. Wainwright & Co., LLC (“H.C. Wainwright”), the Company paid H.C. Wainwright a total cash fee of $245,000 equal to 7.0% of the gross proceeds received in the January 2024 Offering. The Company also paid H.C. Wainwright a management fee of $35,000 equal to 1.0% of the gross proceeds raised in the January 2024 Offering and certain expenses incurred in connection with the January Offering. In addition, the Company issued to H.C. Wainwright’s designees warrants to purchase up to an aggregate 471 shares of common stock (the “January 2024 Placement Agent Warrants”), which represents 7.0% of the aggregate number of shares of common stock and January 2024 Prefunded Warrants sold in the January 2024 Offering. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Warrants, except that the January 2024 Placement Agent Warrants have an exercise price equal to $650.00, or 125% of the offering price per share of common stock and related January 2024 Warrant sold in the January 2024 Offering and expire on the fifth anniversary from the date of the commencement of sales in the January 2024 Offering.

The gross proceeds to the Company from the January 2024 Offering were $3,500,000. The Company incurred offering costs of $711,031.

May 2024 Bridge Note Financing

On May 31, 2024, the Company entered into a Note Purchase Agreement with an accredited investor (the “NPA”), and a Securities Purchase Agreement with three accredited investors (the “SPA”). This transaction closed on June 3, 2024. Debt issuance costs related to the NPA and SPA totaled $212,654. Under the terms of the NPA, the first investor provided the Company with a $1,000,000 cash subscription in exchange for the issuance of a senior secured note. As of December 31, 2024, a total of $1,176,470 was repaid to the NPA investors. The difference between such note and the subscription amount, initially recorded as a discount on the notes, was the result of the discount factor included in the NPA of approximately 17.6%.

Under the terms of the SPA, the three additional investors agreed to collectively provide the Company with a separate $1,000,000 cash subscription in exchange for the issuance of senior secured notes ($333,333 each), and the collective issuance of 1,451 shares of the Company’s common stock. The fair value of the common stock issued in connection with the SPA was $307,563. As of December 31, 2024, a total of $1,111,110 was repaid to the SPA investors. The difference between such notes and the subscription amounts, initially recorded as a discount on the notes, was the result of the discount factor included in the SPA of 11.11%.

Interest expense recorded on the NPA and SPAs was $807,797 for the year ended December 31, 2024, including debt issuance costs related to the NPA and SPA totaling $212,654.

June 2024 Public Offering

On June 28, 2024, the Company sold in a public offering ( the “June 2024 Offering”), (i) 11,541 common units (the “Common Units”), each consisting of one share of common stock, two Class C Warrants and one Class D Warrant and (ii) 95,815 prefunded warrants (the “Prefunded Units”), each consisting of one prefunded warrant to purchase one share of common stock (each, a “June 2024 Prefunded Warrant”), two Class C Warrants and one Class D Warrant to purchase Common Shares. Aegis Capital Corp. (“Aegis”) partially exercised its over-allotment option in respect to 13,573 Class C Warrants and 6,787 Class D Warrants (the Over-Allotment Warrants). The Common Units were sold at a price of $81.50 per unit and the Prefunded Warrants were sold at a price of $81.495 per unit. As of December 31, 2024, all June 2024 Prefunded Warrants had been exercised in full.

Pursuant to an engagement letter dated June 6, 2024, by and between the Company and Aegis, the Company paid Aegis a total cash fee of $743,750 equal to 8.5% of the gross proceeds received in the June 2024 Offering.

The gross proceeds to the Company from the June 2024 Offering were $8,569,075. The Company incurred offering costs of $1,133,419.

April 2025 Private Placement

On April 7, 2025, the Company entered into inducement letter agreements with certain existing holders of the Company’s Class C Warrants, pursuant to which such holders agreed to purchase an aggregate of 1,085,106 shares of the Company’s common stock (or, to the extent the applicable holder would have exceeded a specified beneficial ownership limitation, prefunding the future exercise of such warrants, other than a remaining $0.0001 per share exercise price). The Class C Warrants were originally issued on June 28, 2024 for an exercise price of $98.00 per share and were subsequently reduced to $16.30 per share pursuant to stockholder approval on August 21, 2024. Pursuant to the inducement letter agreements, the applicable holders agreed to exercise their Series C Warrants at a reduced exercise price of $3.42 per share, and to purchase an equivalent number of new Class E Warrants for an additional $0.125 per share. The Class E Warrants have an exercise price of $3.42 per share and expire on April 8, 2030.

The transaction closed on April 8, 2025. The exercise of the Class C Warrants resulted in the Company issuing 682,203 shares of common stock at closing pursuant to the inducement letters, and the exercise price of 402,903 of the Class C Warrants being amended to 0.0001 per share. As of September 30, 2025, all such reduced exercise price Class C Warrants had been exercised.

The gross proceeds to the Company from the exercise of the Class C Warrants and the sale of the new Class E Warrants were $3,846,692 million. The Company incurred total offering costs of $464,670, including a 10% financial advisory fee to Aegis Capital Corp. of $384,670.

The modification of the terms or conditions of the Class C Warrants in this transaction is treated as an exchange of the original instrument for a new instrument. Using the Black Scholes option pricing model, the fair value of the Series C Warrants immediately prior to the inducement transaction was $479,299 and immediately after the inducement transaction was $1,590,930. In addition, Series E Warrants with a fair value of $1,730,652 were provided as part of the inducement transaction for a purchase price of $135,638. The Company recorded additional equity issuance costs of $2,706,645 related to the modification of the Series C Warrants and issuance of Series E Warrants related to the inducement transaction. As this equity issuance cost was a non-cash transaction, the Company recorded an increase to additional paid-in capital to offset the expense.

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 175,000 shares of common stock and prefunded warrants to purchase up to 2,075,000 shares of common stock (the “October 2025 Prefunded Warrants”), and (ii) Series F warrants (the “Series F Warrants”) to purchase up to 4,500,000 shares of common stock. The combined price of the securities sold in the private placement was $2.00 per share of common stock (or prefunded warrant in lieu thereof, in which case such price was reduced by $0.0001) and accompanying Series F Warrants to acquire two shares of common stock. The October 2025 Prefunded Warrants are exercisable for shares of common stock at an exercise price of $0.0001 per share, are immediately exercisable and expire once exercised in full. The Series F Warrants are exercisable for shares of common stock at an exercise price of $1.75 per share, are immediately exercisable and expire five and one-half years from the date of issuance.

The transaction closed on October 10, 2025. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $4.5 million. The Company incurred total offering costs of $542,650, including a 8% financial advisory fee to Rodman and Renshaw LLC (“Rodman”), the placement agent, of approximately $360,000. Under the terms of the Company’s engagement letter with Rodman, the Company issue Rodman’s designees warrants to purchase up to 180,000 of common stock at an exercise price of $2.50 per share, which expire 5.5 years from the date of issuance (the “October 2025 Placement Agent Warrants”).

In connection with the private placement, the Company entered into a registration rights agreement with the two institutional investors. Pursuant to which the Company agreed to register for resale, at the Company’s expense, the 175,000 shares of common stock sold in the private placement and the 6,755,000 shares of common stock collectively exercisable pursuant to the October 2025 Prefunded Warrants, the Series F Warrants and the October 2025 Placement Agent Warrants. The Company agreed to (i) file such a resale registration statement by October 24, 2025, (ii) use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after filing (and in no event later than certain dates specified in the registration rights agreement, depending on the circumstances), and (iii) use its best efforts to keep such resale registration statement continuously effective under the Securities Act until the date that all shares of common stock registered thereunder have been sold or may be sold without registration under Rule 144. Failure by the Company to meet the filing deadlines and other requirements set forth in the registration rights agreement (including successfully registering the applicable shares) would subject the Company to liquidated damages amounts payable to the purchasers in the private placement. Such liquidated damages would generally be calculated as a monthly payment in the amount of 2% of the portion of the subscribed amount that has not been registered as of the applicable monthly calculation date, capped at an overall amount equal to 20% of the total $4,500,000 subscribed amount.

Pursuant to the terms of the purchase agreement, the Company generally may not, until the date that is 90 calendar days after the date that the resale registration statement has been declared effective by the SEC, issue or enter into agreements to issue shares of common stock or securities convertible into or exercisable for common stock. In addition, the purchase agreement provides that until the date that is one year following the date that the resale registration statement is declared effective by the SEC, the Company may not, without the prior written consent of investors who purchased a majority of the securities sold in the private placement, (i) engage in certain “variable rate transactions” (as defined in the purchase agreement) related to its securities, or (ii) undertake a reverse or forward stock split or recapitalization, other than in the good faith determination of the Company’s board of directors to maintain its listing on the Nasdaq Capital Market.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial and accounting officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025. The following disclosures supplement such Risk Factors, and should be read in conjunction therewith:

Additional Risks Related to Our Financial Condition and Capital Requirements

We expect to need to raise at least $20 million between the date of this filing and the end of the 2027 fiscal year, and failure to do so could require us to undertake a process of liquidation under U.S. bankruptcy laws, which could cause holders of our common stock to recoup little, if any, value for their shares.

As of September 30, 2025, we possessed cash and cash equivalents of approximately $3.1 million, while having current liabilities of approximately $1.1 million. We incurred net losses of approximately $7.7 million and $10.0 million for fiscal years 2024 and 2023, respectively, and $5.4 million for the nine months ended September 30, 2025. From our inception through September 30, 2025, we have an accumulated deficit of approximately $40.1 million, and we do not currently generate any operating income. To achieve our current strategic plan, which strives to be in position to submit a 510(k) regulatory application to the FDA in the fourth quarter of 2027 and achieve FDA clearance as early as the third quarter of 2028, we expect to need to raise at least $20 million of capital between the date of this filing and the end of the 2027 fiscal year, which we hope to do in various tranches during this time period.

Our financial results and financial position, and our expected forward-looking outlook of significant negative cash flow in the future, raise substantial doubt with respect to our ability to continue as a going concern. We expect that we will not be in position to submit a 510(k) regulatory application to the FDA for Symphony until 2027, at the earliest, if we are even able to generate sufficient clinical trial results to support such a submission. If we fail to obtain sufficient future financing, our clinical trials and targeted FDA submission timeline could be delayed, and we could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If we are unable to obtain additional financing as we continue to generate negative cash flow, our board of directors could determine to cause us to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, holders of shares of our common stock could recoup little, if any, value in such process.

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

As part of our public offerings and/or private placements of securities in October 2025, April 2025, June 2024, January 2024 and August 2023, we issued warrants to purchase shares of our common stock. As of the date of this filing, remaining warrants exercisable from these transactions included (i) October 2025 Prefunded Warrants to purchase up to 2,075,000 shares of common stock at an exercise price of $0.0001 per share, (ii) Series F Warrants issued in October 2025 to purchase up to 4,500,000 shares of common stock at an exercise price of $1.75 per share, (iii) October 2025 Placement Agent Warrants to purchase up to 180,000 shares of common stock at an exercise price of $2.50 per share, (iv) Class E Warrants issued in April 2025 to purchase up to 1,085,106 shares of common stock at an exercise price of $3.42 per share, (v) Class C Warrants issued in June 2024 to purchase up to 287,491 shares of common stock at an exercise price of $16.30 per share, (vi) January 2024 Warrants to purchase up to 6,730 shares of common stock at an exercise price of $520.00 per share, (vii) January 2024 Placement Agent Warrants to purchase up to 471 shares of common stock at an exercise price of $650.00 per share, and (viii) warrants issued in August 2023 to purchase up to an aggregate of 576 shares of common stock at exercise prices ranging from $2,896.00 to $3,684.00 per share. All of such warrants expire either five or five and one-half years from the date of issuance (except for the October 2025 Prefunded Warrants, which do not expire).

In general, holders of these warrants may not exercise any portion of such warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99% (at the initial election of the holder) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The warrants include certain rights upon a “fundamental transaction” (as defined in such warrants), including the right of the holders thereof to receive from the Company or a successor entity cash or the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as defined in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

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

We have registered the issuance of shares upon exercise of these warrants under registration statements (or are in the process of doing so). Sales of these shares into the public market in the future could cause the market price of our common stock to decline. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, particularly if the price of our common stock substantially exceeds the exercise price of such warrants. Such exercises, particularly if followed up with subsequent sales by the holders receiving shares of common stock, could negatively affect the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

Given the amount and terms of these warrants, we may find it more difficult to raise additional equity capital on favorable terms or at all while these warrants are outstanding.

Our registration rights obligations in connection with the October 2025 private placement transaction could subject to us to liquidated damages provisions if we are unable to successfully register the applicable securities in accordance with the requirements of the registration rights agreement we entered into with the purchasers of the securities in such transaction.

In connection with the private placement we consummated in October 2025, we entered into a registration rights agreement with the two institutional investors who purchased the securities sold by us in such transaction. Under that registration right agreement, we agreed to register for resale, at our expense, the 175,000 shares of common stock sold in the private placement and the 6,755,000 shares of common stock collectively exercisable pursuant to the October 2025 Prefunded Warrants, the Series F Warrants and the October 2025 Placement Agent Warrants. Among other things, we agreed to (i) file such a resale registration statement by October 24, 2025, (ii) use our best efforts to cause such registration statement to be declared effective by the SEC under the Securities Act as promptly as possible after filing (and in no event later than certain dates specified in the registration rights agreement, depending on the circumstances), and (iii) use our best efforts to keep such resale registration statement continuously effective under the Securities Act until the date that all shares of common stock registered thereunder have been sold or may be sold without registration under Rule 144. Failure by us to meet the filing deadlines and other requirements set forth in the registration rights agreement (including successfully registering the applicable shares) would subject us to liquidated damages amounts payable to the purchasers in the private placement. Such liquidated damages would generally be calculated as a monthly payment in the amount of 2% of the portion of the subscribed amount that has not been registered as of the applicable monthly calculation date, capped at an overall amount equal to 20% of the total $4,500,000 subscribed amount. If the event that we are unable to successfully register the applicable securities in accordance with the requirements of the registration rights agreement, we could be required to pay these amounts, which could negatively affect our liquidity and results of operations.

Our obligations under the purchase agreement we entered into in connection with the October 2025 private placement transaction includes restrictions on our ability to engage in certain financing transactions in the near-term, which could make it more difficult for us to achieve the financing objectives that we expect to be necessary for us to successfully complete our commercialization and FDA clearance efforts.

Pursuant to the terms of the purchase agreement we entered into with the two institutional investor purchasers in the October 2025 private placement transaction, we may not, until the date that is 90 calendar days after the date that the resale registration statement has been declared effective by the SEC, issue or enter into agreements to issue shares of common stock or securities convertible into or exercisable for common stock. In addition, the purchase agreement provides that until the date that is one year following the date that the resale registration statement is declared effective by the SEC, we may not, without the prior written consent of investors who purchased a majority of the securities sold in the private placement, (i) engage in certain “variable rate transactions” (as defined in the purchase agreement) related to our securities, or (ii) undertake a reverse or forward stock split or recapitalization, other than in the good faith determination of our board of directors to maintain its listing on the Nasdaq Capital Market. These limitations, particular with respect to our ability to engage in financing transactions, could restrict our ability to raise capital in the near-term, making it more difficult for us to achieve the financing objectives that we expect to be necessary for us to successfully complete our commercialization and FDA clearance efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 or any “non-Rule 10b5-1 trading arrangement.”

Compensation Changes

On November 4, 2025, the Company’s board of directors approved, following the recommendation of the compensation committee of the Board (the “Compensation Committee”), an increase in the base salary for Neil Dey, the Company’s President and Chief Executive Officer, to $400,000 per year. This increase in base salary is to be retroactively effective starting October 1, 2025. Except as described in the foregoing, Mr. Dey’s existing employment agreement remains in effect pursuant to its existing terms and conditions.

On November 4, 2025, the Board also approved, following the recommendation of the Compensation Committee, an updated compensation schedule for the Company’s non-management directors, as outlined below:

Position	Board	Compensation Committee	Audit Committee	Governance and Nominating Committee
Chair Retainer	$125,000	$25,000	$25,000	$25,000
Member Retainer	$100,000	$15,000	$15,000	$15,000

The updated compensation schedule for non-management directors is to be retroactively effective starting October 1, 2025.

The Compensation Committee has also recommended, subject to the review, consideration and approval by the Board and subsequent approval by the Company’s stockholders, that the Company's 2021 Stock Plan (the “2021 Plan”) be amended to increase the number of shares of common stock available for grant under the 2021 Plan by 30,000,000 shares. The Compensation Committee’s recommendation contemplates such increased pool being used for grants to employees and non-employee directors over an estimated 6-year period, taking into account the Company’s expectation of issuing additional shares of its common stock in connection with future financing transactions, as well as potential continued volatility in the trading price of the Company’s common stock. At its meeting on November 4, 2025, the Board determined that it would defer making a final decision with respect to such proposed increase until 2026, in connection with its consideration of matters to be considered at the Company’s 2026 annual meeting of stockholders.

In addition, the Compensation Committee has recommended, subject to review, consideration and approval by the Board and the approval by the stockholders of such amendment to the 2021 Plan, that in addition to the cash retainers outlined above, non-management directors of the Company be awarded restricted stock units with respect to 200,000 shares of common stock on an annual basis. Pursuant to the existing terms of the 2021 Plan, any such awards are subject to limitations providing that the combined grant date fair market value of awards to directors, together with cash fees paid to such directors, may not exceed $300,000 per year.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on October 14, 2025).
4.2	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on October 14, 2025).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on October 14, 2025).
10.1	Amendment to License Agreement and Master Supply Agreement, entered into on July 23, 2025, by and between Bluejay Diagnostics, Inc. and Toray Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on July 28, 2025).
10.2*	Master Supply Agreement dated July 30, 2021, between Bluejay Diagnostics, Inc. and Sanyoseiko Co., Ltd.
10.3	Master Service Agreement dated July 30, 2021, between Bluejay Diagnostics, Inc. and Sanyoseiko Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41031) filed on October 9, 2025).
10.4*	Agreement to Amend Master Supply Agreement and Master Service Agreement, dated October 3, 2025, between Bluejay Diagnostics, Inc. and Sanyoseiko Co., Ltd.
10.5*	Securities Purchase Agreement, dated October 9, 2025, between Bluejay Diagnostics, Inc. and the purchaser parties thereto.
10.6*	Registration Rights Agreement, dated October 9, 2025, between Bluejay Diagnostics, Inc. and the purchaser parties thereto.
10.7	Engagement Letter, entered into on August 29, 2025, between Bluejay Diagnostics, Inc. and Rodman & Renshaw LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (File No. 291402) filed on October 23, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	President, Chief Executive Officer and Director	November 7, 2025
Neil Dey	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)