Form 10-Q
period 2026-03-31
Bluejay Diagnostics, Inc.
filed 2026-05-07
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 1,034,715 shares of common stock outstanding at May 4, 2026.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,684,457	$5,164,875
Prepaid expenses and other current assets	269,938	275,957
Assets held for sale	13,065	22,770
Total current assets	3,967,460	5,463,602

Property and equipment, net	1,528,817	1,534,441
Operating lease right-of-use assets	91,494	113,289
Other non-current assets	10,832	7,905
Total assets	$5,598,603	$7,119,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,288	$214,255
Operating lease liability, current	97,032	100,000
Accrued expenses and other current liabilities	1,096,599	804,942
Total current liabilities	1,413,919	1,119,197

Operating lease liability, non-current	-	20,211
Other non-current liabilities	3,489	4,540
Total liabilities	1,417,408	1,143,948

Commitments and Contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,034,715 and 604,534 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	103	60
Additional paid-in capital	47,617,600	47,492,496
Accumulated deficit	(43,436,508)	(41,517,267)
Total stockholders’ equity	4,181,195	5,975,289
Total liabilities and stockholders’ equity	$5,598,603	$7,119,237

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$811,837	$784,800
General and administrative	1,126,994	1,104,117
Total operating expenses	1,938,831	1,888,917

Operating loss	(1,938,831)	(1,888,917)

Other income:
Interest income	18,859	17,801
Other income, net	731	6,681
Total other income, net	19,590	24,482

Net loss	$(1,919,241)	$(1,864,435)

Net loss per share - Basic and diluted	$(1.95)	$(13.46)

Weighted average common shares outstanding:
Basic and diluted	984,668	138,503

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	604,534	$60	$47,492,496	$(41,517,267)	$5,975,289
Exercise of October 2025 Preferred Warrants	367,681	37	110	-	147
Issuance of common stock in connection with the March 2026 Private Placement	62,500	6	124,994	-	125,000
Net loss	-	-	-	(1,919,241)	(1,919,241)
Balance at March 31, 2026	1,034,715	$103	$47,617,600	$(43,436,508)	$4,181,195

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	138,503	$14	$40,398,269	$(34,668,784)	$5,729,499
Stock-based compensation expense	-	-	1,312	-	1,312
Net loss	-	-	-	(1,864,435)	(1,864,435)
Balance at March 31, 2025	138,503	$14	$40,399,581	$(36,533,219)	$3,866,376

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,919,241)	$(1,864,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,763	18,401
Stock-based compensation expense	-	1,312
Amortization of right-of-use asset	21,795	33,492
Write-off and impairment of property and equipment	2,880	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,019	140,859
Other non-current assets	(2,927)	822
Accounts payable	6,033	374,402
Accrued expenses and other current liabilities	268,478	110,290
Net cash used in operating activities	(1,589,200)	(1,184,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,989)	-
Proceeds from sale of property and equipment	3,675	-
Net cash used in investing activities	(15,314)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, gross	125,000	-
Proceeds from exercise of October 2025 Prefunded Warrants	147	-
Payment of finance lease	(1,051)	(985)
Net cash provided by (used in) financing activities	124,096	(985)

Decrease in cash and cash equivalents	(1,480,418)	(1,185,842)
Cash and cash equivalents, beginning of period	5,164,875	4,301,945
Cash and cash equivalents, end of period	$3,684,457	$3,116,103

See accompanying notes to condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company focused on improving patient outcomes in critical care settings, with a focus on sepsis. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed the pre-clinical development of the Symphony analyzer. During 2025, the Company transferred the intellectual property underlying the production of the Symphony cartridges from the original developer and outside supplier, Toray Industries, to a contract manufacturing facility with FDA certification run by Sanyoseiko. The Company has successfully resolved the technical issues related to the Symphony cartridge manufacturing process in collaboration with SanyoSeiko and is now progressing toward analytical and clinical validation to support regulatory submission. To achieve its plan, the Company expects to need to raise at least $20 million of further capital by the end of the 2027 fiscal year, which the Company hopes to do in various tranches.

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

On June 4, 2021, the Company formed Bluejay Spinco, LLC, a wholly-owned subsidiary of the Company, for purposes of further development of the Company’s ALLEREYE diagnostic test. ALLEREYE is a point-of-care device offering healthcare providers a solution for diagnosing Allergic Conjunctivitis. The Company currently is not actively pursuing development of the ALLEREYE diagnostic test. On March 3, 2026, the Company completed the dissolution of its wholly owned subsidiary Bluejay Spinco, LLC.

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

Using the data analysis from the SYMON-I pilot clinical study, the Company initiated the SYMON-II pivotal clinical study in the third quarter of 2024. The SYMON II clinical study has three components: (1) collection, freezing, and biobanking of patient samples, (2) measuring IL-6 concentrations in the biobanked samples near the end of patient enrollment or after the patient enrollment has completed, and (3) analysis of the IL-6 data with the patient outcomes to see if the established IL-6 cutoff value has been validated for 28-day all-cause mortality. Patient enrollment started during the fourth quarter of 2024. As of May 5, 2026, the Company has enrolled approximately 680 hospital patients among a target of 750 patients, and it has collected, frozen and biobanked blood samples from the enrolled patients, while also obtaining all related patient data regarding their disease progression and outcomes. The Company expects to complete patient enrollment in the study in the summer of 2026. The Company’s goal is to use the Symphony IL-6 test to complete the testing in the SYMON-II clinical trial. The Company is not yet testing the samples because it is simultaneously working with Sanyoseiko to manufacture the cartridges that will be used in the test, and these cartridges are still being manufactured and verified to ensure that they meet FDA requirements for submission and commercial production. The Company’s goal is to produce and verify these cartridges during 2026.

If the Company is able to complete the SYMON-II clinical study and the results are positive, the Company intends to use the data generated from SYMON-II to support a 510(k) application to the FDA. This application is currently expected to be based on the following intended use: “Symphony IL-6 is intended for use to determine the IL-6 concentration as an aid in assessing the cumulative 28-day risk of all-cause mortality in conjunction with other laboratory findings and clinical assessments for patients diagnosed with sepsis or septic shock in the ICU.” The Company also plans to present the SYMON-I and SYMON-II results at future national scientific meetings and publish them in peer-reviewed journals, subject to future completion of the SYMON-II study and the results being positive. Subject to achieving needed funding and successfully achieving commercial grade manufacturing with its cartridges, the Company’s plan is to begin testing of samples it is collecting as part of the SYMON-II clinical trial by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA during the first half of 2027, and an objective of achieving FDA clearance thereafter.

The Company’s ability to engage in and complete the activities needed for an FDA submission will be contingent upon raising sufficient capital, remaining a going concern, and producing product capable of meeting analytical validation and clinical validation.

Product Manufacturing

The Company plans to manufacture its analyzers and cartridges through Sanyoseiko Co. Ltd. (“Sanyoseiko”), as a contract manufacturing organization (“CMO”), and the Company has entered into master supply and master service agreements with Sanyoseiko governing these matters. Pursuant to statements of work that the Company has begun providing to Sanyoseiko under these agreements, Sanyoseiko will provide end-to-end support for the Symphony platform, including supporting the manufacturing process for analyzers and cartridges (with hardware, software, and design updates), managing raw material sourcing and vendor compliance, and serving as the Company’s contract manufacturing organization for analyzers, cartridges, and related components. In this capacity, Sanyoseiko will oversee fulfillment, kit assembly, labeling, packaging, shipping, and quality control of manufactured products, while also providing regulatory and quality management support, and equipment storage and maintenance.

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

To further de-risk manufacturing and support scale-up, the Company has executed a manufacturing partnership with Argonaut Manufacturing Services, an FDA-registered and ISO-certified IVD manufacturer.

Risks and Uncertainties

As noted above, the Company will be reliant upon its CMO, Sanyoseiko to provide analyzers and cartridges, in sufficient quantity and quality to complete the validations for its FDA application. The Company’s FDA application submission could be delayed if the Company encounters any material supply interruptions. In addition, there can be no assurance that the Company will be able to obtain necessary regulatory authorization for the marketing of the Symphony in the United States or elsewhere. There also can be no assurance that the Company will successfully complete any clinical evaluations necessary to receive regulatory clearances, or that the clinical study will demonstrate sufficient safety and effectiveness of the Symphony IL-6 test. The failure to adequately demonstrate the clinical performance of the Symphony IL-6 test could delay or prevent regulatory clearance, which could prevent or result in delays to market launch and could materially harm the Company’s business.

In addition to the FDA regulatory strategy risks and uncertainties, the Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, competition from larger biotechnology companies and dependence on key personnel. Additional risk and uncertainties regarding the Company are described in “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in in “Part II – Item 1A Risk Factors” of this Quarterly Report on Form 10-Q.

Reverse Stock Splits and Increase to Authorized Capital

On January 29, 2026, the Company effected a reverse stock split of its shares of common stock at a ratio of 1-for-4 (the “January 2026 Reverse Stock Split”). All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect these reverse stock splits.

At the Company’s annual meeting of stockholders on June 18, 2025, the Company’s stockholders provided the Company’s board of directors with authority to implement the January 2026 Reverse Stock Split, as well as an additional reverse stock split at a ratio of up to 1-for-20 (the “Additional Reverse Stock Split”). The Additional Reverse Stock Split may not be implemented if it would reduce the number of publicly held shares of the Company’s common stock to less than 500,000. The Board’s authority to implement the Additional Reverse Stock expires on June 18, 2026. The Company has included in its proxy statement for its upcoming annual meeting of stockholders on June 9, 2026 a further proposal to provide the Company’s board of directors authority to implement an additional reverse stock split, at a ratio of up to 1-for-20 and on terms otherwise substantially the same as the Additional Reverse Stock Split, during the period from the date of such meeting until June 9, 2027.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026, its results of operations and cash flows for the three months ended March 31, 2026 and 2025, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other interim period within this fiscal year.

Going Concern

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The Company had cash and cash equivalents of $3,684,457 and current liabilities of $1,413,919 as of March 31, 2026. The Company has incurred net losses and negative cash flows from operations since its inception and has an accumulated deficit of $43,436,508 as of March 31, 2026. The Company expects that its net cash used in operating activities will continue to be negative over at least the next several years as it attempts to produce product capable of meeting analytical validation and clinical validation and conducts clinical trial work and, if such production and trials are successful, prepare an FDA submission. These financial results and financial position, and the Company’s expected forward-looking outlook of significant negative cash flow in the future, raise substantial doubt with respect to its ability to continue as a going concern. The Company expects that it will not be in position to submit a 510(k) regulatory application to the FDA for Symphony until at least 2027, if it is even able to generate sufficient clinical trial results to support such a submission. If the Company fails to obtain sufficient future financing, its clinical trials and targeted FDA submission timeline could be delayed, and it could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If the Company is unable to obtain additional financing as it continues to generate negative cash flow, its board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, holders of shares of the Company’s common stock could recoup little, if any, value in such process. The Company currently estimates cash resources will be sufficient to fund its operations through the third quarter of 2026.

These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2026, there were no changes to the significant accounting policies as described in the 2025 Audited Financial Statements.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. The Company uses the Black Scholes option pricing model to determine fair value. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company also evaluates if changes in contractual terms or other considerations would result in the reclassification of outstanding warrants from liabilities to stockholders’ equity (or vice versa).

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31,
Potentially Dilutive Securities Listing:	2026	2025
Options to purchase common stock	5	18
Warrants for common stock	159	165
Class A warrants for common stock	77	77
Class B warrants for common stock	2	2
January 2024 warrants for common stock	1,682	1,682
January 2024 placement agent warrants for common stock	117	117
Class C warrants for common stock	71,873	343,147
Class E warrants for common stock	271,277	-
Class F warrants for common stock	1,125,000	-
Class F placement agent warrants for common stock	45,000	-

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

On July 23, 2025, the Company entered into an amendment (the “Amendment”) to the New Toray License Agreement and the New Toray Supply Agreement with Toray. The Amendment provided that the deadline under the New Toray License Agreement for the Company to establish an alternative manufacturing site for the Company’s Symphony cartridges would be extended from October 23, 2025 to October 23, 2026, and the Company has agreed to use its best efforts to establish the site by such date. The Amendment confirms that Toray has provided to the Company all applicable know-how required under the New Toray License Agreement and is not under any further obligation to provide know-how or technical assistance to the Company. Pursuant to the Amendment, the Company paid $71,212 to Toray for a final supply of certain chip components prior to the expiration of the New Toray Supply Agreement, which occurred on October 23, 2025. There were no sales of or revenues from the cartridges during the quarters ended March 31, 2026 and 2025.

The Company has completed cartridge manufacturing process redevelopment through Sanyoseiko, a third-party contractor who is managing such manufacturing process. The Company is planning to proceed to verification and validation testing and commercial manufacturing. At March 31, 2026 and 2025, there were no amounts accrued related to the New Toray License Agreement or the License Agreement.

4. FINANCINGS

March 2026 Private Placement

On March 14, 2026, the “Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein an aggregate of 62,500 shares of the Company’s common stock at a price of $2.00 per share The transaction closed on March 17, 2026 for aggregate gross proceeds to the Company of $125,000.

The purchasers were Neil Dey, President and Chief Executive Officer of the Company and a director, Donald Chase, Chairman of the Board, and Svetlana Dey, Douglas Wurth and Fred Zeidman, each of whom are Company directors. Each of the purchasers acquired 12,500 shares of common stock for their own individual account. See Note 7 Related Party Transactions.

The sale was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities were issued and sold in a private placement pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. Each of the purchasers represented that it is an “accredited investor” within the meaning of Rule 501 of Regulation D, was acquiring the shares for his or her own account, and had no direct or indirect arrangement or understanding with any other persons to distribute or regarding the distribution of such shares. The shares were offered and sold without any general solicitation by the Company or its representatives. The Company has not agreed to provide registration rights with respect to any of the shares.

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 43,750 shares of common stock and prefunded warrants to purchase up to 518,750 shares of common stock (the “October 2025 Prefunded Warrants”), and (ii) Series F warrants (the “Series F Warrants”) to purchase up to 1,125,000 shares of common stock. The combined price of the securities sold in the private placement was $8.00 per share of common stock (or prefunded warrant in lieu thereof, in which case such price was reduced by $0.0004) and accompanying Series F Warrants to acquire two shares of common stock. The October 2025 Prefunded Warrants were exercisable for shares of common stock at an exercise price of $0.0004 per share, are immediately exercisable and expire once exercised in full. As of March 31, 2026, all of the October 2025 Prefunded Warrants were exercised in full. The Series F Warrants are exercisable for shares of common stock at an exercise price of $7.00 per share, are immediately exercisable and expire five and one-half years from the date of issuance.

The transaction closed on October 10, 2025. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $4.5 million. The Company incurred total offering costs of $787,755, including a 8% financial advisory fee to Rodman and Renshaw LLC (“Rodman”), the placement agent, of approximately $360,000. Under the terms of the Company’s engagement letter with Rodman, the Company issued Rodman’s designees warrants to purchase up to 45,000 of common stock at an exercise price of $10.00 per share, which expire 5.5 years from the date of issuance (the “October 2025 Placement Agent Warrants”).

In connection with this private placement, the Company filed a registration statement on Form S-3, which became effective on November 26, 2025 to register 1,732,500 shares of common stock (including any shares of common stock issued in the future pursuant to the Series F Warrants or October 2025 Placement Agent Warrants) for resale in public markets.

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

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at March 31, 2026:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Class F warrants	1,125,000	Common Stock	$7.00	5.0
Class F Placement Agent warrants	45,000	Common Stock	$10.00	5.0
Class E warrants	271,277	Common Stock	$13.68	4.0
June 2024 Class C warrants	71,873	Common Stock	$65.20	3.2
January 2024 warrants	1,682	Common Stock	$2,080.00	2.8
January 2024 Placement Agent warrants	117	Common Stock	$2,600.00	2.8
August 2023 warrants	134	Common Stock	$11,584.00	2.4
August 2023 Placement Agent warrants	8	Common Stock	$14,736.00	2.4
Class A Warrants	77	Common Stock	$224,000.00	0.6
Class B Warrants	2	Common Stock	$320,000.00	0.6
Other Pre-2024 Common Stock Warrants	17	Common Stock	$132,849.00	0.2

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 43,750 shares of common stock and prefunded warrants to purchase up to 518,750 shares of common stock (the “October 2025 Prefunded Warrants”). The October 2025 Prefunded Warrants were exercisable for shares of common stock at an exercise price of $0.0004 per share, were immediately exercisable and expired once exercised in full. As of March 31, 2026, all of the October 2025 Prefunded Warrants were exercised in full.

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

6. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 20. At March 31, 2026, there were 9 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Plan”). A total of 61 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. At March 31, 2026, there were 25 shares available for grant under the 2021 Plan. On April 28, 2026, the Company’s board of directors approved Amendment No. 1 to the 2021 Stock Plan, subject to approval by the Company’s stockholders. The proposed amendment would increase the number of shares of common stock reserved and available for issuance under the 2021 Stock Plan by 600,000 shares.

Stock Award Activity

There was no restricted stock award activity during the three months ended March 31, 2026.

Stock Option Plan Summary

The following is a summary of stock option activity for the three months ended March 31, 2026:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5	$20,376	3.0	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and forfeited	-	-	-	-
Outstanding at March 31, 2026	5	$20,376	2.8	$-
Exercisable at March 31, 2026	5	$20,376	2.8	$-

There were no options granted during the three months periods ended March 31, 2026 and 2025.

Stock-Based Compensation Expense

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$-	$1,113
General and administrative	-	199
Total stock-based compensation	$-	$1,312

At March 31, 2026, there was no unrecognized compensation expense related to non-vested stock option awards and non-vested restricted stock awards.

7. RELATED PARTY TRANSACTIONS

March 2026 Private Placement

On March 14, 2026, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein an aggregate of 62,500 shares of the Company’s common stock at a price of $2.00 per share. The transaction closed on March 17, 2026 for aggregate gross proceeds to the Company of $125,000.

The purchasers were Neil Dey, President and Chief Executive Officer of the Company and a director, Donald Chase, Chairman of the Board, and Svetlana Dey, Douglas Wurth and Fred Zeidman, each of whom are directors. Each of the purchasers acquired 12,500 shares of common stock for their own individual account.

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, Inc. (“NanoHybrids”), an entity in which the Company’s former Chief Technology Officer, Jason Cook, served as Chief Executive Officer of prior to becoming employed by the Company, to enable NanoHybrids to utilize the Company’s research and development staff and laboratory facility (the “Sharing and Services Agreement”). Any hours worked by Company employees for NanoHybrids were billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Dr. Cook was the majority shareholder of NanoHybrids during the time of this arrangement. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Income from NanoHybrids included in Other Income	$-	$6,873
Cash receipts from NanoHybrids	$-	$14,564

There were no balances due as of March 31, 2026 and December 31, 2025.

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

Each of the foregoing agreements was approved in advance by the Audit Committee of the Company’s Board of Directors.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2026 and December 31, 2025:

	Depreciable lives	March 31, 2026	December 31, 2025
Construction-in-process		$1,285,423	$1,279,173
Manufacturing equipment	3-5 years	239,872	239,872
Furniture, fixtures, and equipment	3-5 years	132,671	116,782
Leasehold improvements	Shorter of useful life or life of lease	43,231	43,231
		1,701,197	1,679,058
Less: accumulated depreciation		(172,380)	(144,617)
Property and equipment, net		$1,528,817	$1,534,441

The Company reviews long-lived assets for impairment when events, expectations, or changes in circumstances indicate that the asset’s carrying value may not be recoverable. During the year ended December 31, 2025, the Company made the decision to close its internal lab and transferred the related fixed assets with a net book value of $62,376 to a third party to be marketed and sold. The Company wrote-off $9,549 of lab equipment and recognized an impairment charge of $26,706, both of which are included in research and development expenses. During the three months ended March 31, 2026, the Company returned assets held for sale of $3,150, which is recorded as Furniture, fixtures and equipment in the Company’s balance sheets, and wrote-off an additional $2,880 of assets held for sale.

Construction in process consists of symphony cartridge manufacturing equipment. The Company expects to place the remaining construction-in-process into service in 2026 to support its SYMON II clinical study. The Company has $1,105,440 of construction in process and $199,893 of manufacturing equipment held and operated by Sanyoseiko Co. LTD, its contract manufacturing organization in Japan.

9. LEASES

The Company has lease arrangements for office space and copiers. A summary of supplemental lease information is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Weighted average remaining lease term – operating leases (in years)	1.0	2.0
Weighted average remaining lease term – finance leases (in years)	1.8	2.8
Weighted average discount rate – operating leases	7.0%	7.0%
Weighted average discount rate – finance leases	7.0%	7.0%
Operating cash flows from operating leases	$25,000	$38,259
Operating cash flows from finance leases	$150	$217

A summary of the Company’s lease assets and liabilities are as follows:

	March 31, 2026	December 31, 2025
Operating lease right-of-use asset	$91,494	$113,289
Finance lease asset – property & equipment, net	4,506	5,689
Total lease assets	$96,000	$118,978
Current portion of operating lease liability	$97,032	$100,000
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current portion of operating lease liabilities	-	20,211
Non-current portion of finance lease liabilities included in other non-current liabilities	3,489	4,540
Total lease liabilities	$105,328	$129,558

A summary of the Company’s estimated operating lease payments are as follows:

Year	Operating Lease
2026 (1)	$75,000
2027	25,000
Thereafter	-
Total future lease payments	100,000
Less: Imputed interest	2,968
Present value of lease liability	$97,032

(1)	Excludes the three months ended March 31, 2026

10. COMMITMENTS AND CONTINGENCIES

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of cartridges, the Company will also make royalty payments to Toray equal to 7.5% of the net sales of the cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the cartridges through March 31, 2026.

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

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance	$145,670	$183,211
Prepaid other	124,268	92,746
Total prepaid expenses and other current assets	$269,938	$275,957

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued personnel costs	$214,340	$47,117
Accrued legal fees	99,930	43,077
Accrued clinical trial expenses	490,000	274,532
Accrued board of director fees	147,500	147,500
Accrued other	104,829	156,567
Accrued Delaware franchise tax	40,000	136,149
Total accrued expenses and other current liabilities	$1,096,599	$804,942

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

Overview

Bluejay Diagnostics, Inc. (“Bluejay,” the “Company,” “we” and/or “us”)) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed the pre-clinical development of the Symphony analyzer. The Company has completed redeveloping the manufacturing processes for cartridges through a third-party contractor. To achieve its plan, the Company expects to need to raise at least $20 million of capital between the date of this filing and the end of the 2027 fiscal year, which the Company hopes to do in various tranches during this time period. The Company’s current plan, subject to achieving necessary financing, is to begin testing of samples it is collecting as part of its ongoing SYMON-II clinical trial by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in 2027, with an objective of achieving FDA clearance thereafter.

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

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $1.9 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. We had negative cash flow from operating activities of approximately $1.6 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, and had an accumulated deficit of approximately $43.4 million as of March 31, 2026.

As further described below under “Liquidity and Going Concern Uncertainty” as of March 31, 2026, the Company possessed cash and cash equivalents of approximately $3.7 million, while having current liabilities of approximately $1.4 million. The Company will need to raise a material amount of additional capital in the future to continue as a going concern. If we are unable to obtain financing in the near-term, or otherwise consummate strategic alternatives, we could determine to undertake a process of liquidation under U.S. bankruptcy laws.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$811,837	$784,800
General and administrative	1,126,994	1,104,117
Total operating expenses	1,938,831	1,888,917

Operating loss	(1,938,831)	(1,888,917)

Other income:
Interest income	18,859	17,801
Other income, net	731	6,681
Total other income, net	19,590	24,482
Net loss	$(1,919,241)	$(1,864,435)

Research and Development

Research and development expenses for the three months ended March 31, 2026 were approximately $0.8 million as compared to approximately $0.8 million for the same period in 2025. The small increase in research and development expenses was primarily due to increased product development costs, which were largely offset by decreases in personnel costs. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy, technology transfer efforts and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026, were approximately $1.1 million as compared to approximately $1.1 million for the comparable period in 2025. The small increase in general and administrative expenses is due to recognition of $0.1 million of 2025 bonus costs during the three months ended March 31, 2026, which was largely offset by decreases in consulting, insurance and other expense. The Company continues its efforts to preserve capital by limiting our investment in infrastructure and reducing professional services commensurate with our commercialization timeline. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Other Income, net

Other income (expense), net for the three months ended March 31, 2026 was approximately $19,590 as compared to $24,482 for the same periods in 2025. The decrease in other income (expense), net was primarily due to a decrease of approximately $7,000 in related party income from NanoHybrids.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Three Months Ended March 31,
	2026	2025
Cash proceeds (used in) provided by:
Operating activities	$(1,589,200)	$(1,184,857)
Investing activities	(15,314)	-
Financing activities	124,096	(985)
Net decrease in cash and cash equivalents	$(1,480,418)	$(1,185,842)

Net cash used in operating activities

During the three months ended March 31, 2026, we used approximately $1.6 million in cash for operating activities, an increase of approximately $0.4 million as compared to approximately $1.2 million for the same period in 2025. The increase in net cash used in operating activities was primarily due to an increase in working capital of approximately $362,000.

Net cash used in investing activities

During the three months ended March 31, 2026, we used $15,314 in cash for investing activities, an increase of approximately $15,314 as compared to the same period in 2025. The increase in net cash used in investing activities was due to the acquisition of equipment necessary for the manufacture of cartridges in 2026, partially offset by proceeds from the sale of assets.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2026, we generated $124,096 of cash from financing activities, an increase from the cash used of approximately $985 in the same period in 2025. The increase in 2026 is due to the March 2026 Private Placement.

Liquidity and Going Concern Uncertainty

The Company had cash and cash equivalents of $3,684,457 and current liabilities of $1,413,919 on its balance sheet as of March 31, 2026. The Company has incurred net losses since its inception, and has negative cash flows from operations and had an accumulated deficit of $43,436,508 as of March 31, 2026. The Company continues to develop its Symphony device and its first test for the measurement of IL-6. The Company remains committed to obtaining FDA clearance and hopes to conduct clinical trials to obtain sufficient data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining its liquidity requirements. The Company estimates cash resources will be sufficient to fund its operations through the third quarter of 2026. The Company will need additional capital to fund its planned operations for the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

The condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 were prepared under the assumption that the Company will continue as a going concern, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 43,750 shares of common stock and prefunded warrants to purchase up to 518,750 shares of common stock (the “October 2025 Prefunded Warrants”), and (ii) Series F warrants (the “Series F Warrants”) to purchase up to 1,125,000 shares of common stock. The combined price of the securities sold in the private placement was $8.00 per share of common stock (or prefunded warrant in lieu thereof, in which case such price was reduced by $0.0004) and accompanying Series F Warrants to acquire two shares of common stock. The October 2025 Prefunded Warrants, were exercisable for shares of common stock at an exercise price of $0.0004 per share and have all been fully exercised as of the date hereof. The Series F Warrants are exercisable for shares of common stock at an exercise price of $7.00 per share, are immediately exercisable and expire five and one-half years from the date of issuance.

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

March 2026 Private Placement

On March 14, 2024, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein an aggregate of 62,500 shares of the Company’s common stock at a price of $2.00 per share. The transaction closed on March 17, 2026 for aggregate gross proceeds to the Company of $125,000.

The purchasers are Neil Dey, President and Chief Executive Officer of the Company and a director, Donald Chase, Chairman of the Board, and Svetlana Dey, Douglas Wurth and Fred Zeidman, each a Company director. Each of the purchasers acquired 12,500 shares of common stock for his or her own individual account.

The sale of the shares was not registered under the Securities Act of 1933, and the shares were issued and sold in a private placement pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. Each of the purchasers represented that he or she is an “accredited investor” within the meaning of Rule 501 of Regulation D, was acquiring the Securities for his or her own account, and had no direct or indirect arrangement or understanding with any other persons to distribute or regarding the distribution of such shares. The shares were offered and sold without any general solicitation by the Company or its representatives. The Company has not agreed to provide registration rights with respect to any of the shares.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial and accounting officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s 2025 annual report on Form 10-K on file with the SEC. The following disclosures supplement such Risk Factors, and should be read in conjunction therewith:

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

As of March 31, 2026, we possessed cash and cash equivalents of approximately $3.7 million, while having current liabilities of approximately $1.4 million. We incurred losses of approximately $6.8 million and $7.7 million for fiscal years 2025 and 2024, respectively, and $1.9 million for the fiscal quarter ended March 31, 2026. From our inception through March 31, 2026, we have an accumulated deficit of approximately $43.4 million, and we do not currently generate any operating income. To achieve our current strategic plan, which strives to be in position to submit a 510(k) regulatory application to the FDA in the first half of 2027 and achieve FDA approval thereafter. We expect to need to raise at least $20 million of capital between the second quarter of 2026 and the end of the 2027 fiscal year, which we hope to do in various tranches during this time period. We are exploring potential pathways to raise additional material capital, but there can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. If we are ultimately unable to obtain the needed financing to implement our business plans, our board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws. In such event, we do not currently expect that holders of shares of our common stock would recoup any material value in such process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See “Recent Offerings - March 2026 Private Placement” under Part I, Item 2 of this report, which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certification of Amendment to the Amended and Restated Certificate of Incorporation of Bluejay Diagnostics, Inc., filed with the Delaware Secretary of State on January 27, 2026 and effective as of January 29, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026).
10.1	Securities Purchase Agreement by and between the Company and the purchasers named therein, dated as of March 14, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2026).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	President, Chief Executive Officer and Director	May 7, 2026
Neil Dey	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)