Form 10-Q
period 2026-06-30
Bluejay Diagnostics, Inc.
filed 2026-08-12
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 4,468,051 shares of common stock outstanding at August 7, 2026.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,598,916	$5,164,875
Prepaid expenses and other current assets	202,971	275,957
Assets held for sale	13,065	22,770
Total current assets	9,814,952	5,463,602

Property and equipment, net	1,643,397	1,534,441
Operating lease right-of-use assets	69,290	113,289
Other non-current assets	6,261	7,905
Total assets	$11,533,900	$7,119,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674,089	$214,255
Operating lease liability, current	73,444	100,000
Accrued expenses and other current liabilities	1,369,108	804,942
Total current liabilities	2,116,641	1,119,197

Operating lease liability, non-current	-	20,211
Other non-current liabilities	2,419	4,540
Total liabilities	2,119,060	1,143,948

Commitments and Contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,983,684 and 604,534 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	198	60
Additional paid-in capital	55,175,163	47,492,496
Accumulated deficit	(45,760,521)	(41,517,267)
Total stockholders’ equity	9,414,840	5,975,289
Total liabilities and stockholders’ equity	$11,533,900	$7,119,237

See accompanying notes to condensed consolidated financial statements.

  Reflects a 1-for-4 reverse stock split effective January 29, 2026.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,437,806	$889,896	$2,249,643	$1,674,696
General and administrative	911,318	1,095,465	2,038,312	2,199,582
Total operating expenses	2,349,124	1,985,361	4,287,955	3,874,278

Operating loss	(2,349,124)	(1,985,361)	(4,287,955)	(3,874,278)

Other income:
Interest income	24,829	29,254	43,688	47,055
Other income (expense), net	282	(497)	1,013	6,184
Total other income, net	25,111	28,757	44,701	53,239

Net loss	$(2,324,013)	$(1,956,604)	$(4,243,254)	$(3,821,039)

Net loss per share – Basic and diluted	$(1.12)	$(5.64)	$(2.77)	$(15.75)
Weighted average common shares outstanding – Basic and diluted	2,079,263	346,780	1,531,999	242,641

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	604,534	$60	$47,492,496	$(41,517,267)	$5,975,289
Exercise of October 2025 Pre-Funded Warrants	367,681	37	110	-	147
Issuance of common stock in connection with the March 2026 Private Placement	62,500	6	124,994	-	125,000
Net loss	-	-	-	(1,919,241)	(1,919,241)
Balance at March 31, 2026	1,034,715	103	47,617,600	(43,436,508)	4,181,195
Issuance of June 2026 Pre-Funded Warrants in connection with June 2026 Private Placement, net of issuance costs of $942,262	-	-	7,557,827	-	7,557,827
Exercise of June 2026 Pre-Funded Warrants	948,969	95	(264)	-	(169)
Net loss	-	-	-	(2,324,013)	(2,324,013)
Balance at June 30, 2026	1,983,684	$198	$55,175,163	$(45,760,521)	$9,414,840

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	138,503	$14	$40,398,269	$(34,668,784)	$5,729,499
Stock-based compensation expense	-	-	1,312	-	1,312
Net loss	-	-	-	(1,864,435)	(1,864,435)
Balance at March 31, 2025	138,503	14	40,399,581	(36,533,219)	3,866,376
Stock-based compensation expense	-	-	(1,563)	-	(1,563)
Issuance of common stock for vested restricted stock units	4	-	-	-	-
Issuance of common stock in connection with April 2025 Warrant Inducement, net of issuance costs of $464,670 and warrant inducement costs of $2,706,645	235,039	23	675,354	-	675,377
Warrant inducement cost	-	-	2,706,645	-	2,706,645
Net loss	-	-	-	(1,956,604)	(1,956,604)
Balance at June 30, 2025	373,546	$37	$43,780,017	$(38,489,823)	$5,290,231

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026.

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,243,254)	$(3,821,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	55,956	36,143
Stock-based compensation expense	-	(251)
Amortization of right-of-use asset	43,999	54,105
Write-off and impairment of property and equipment	2,880	495
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72,986	291,460
Other non-current assets	1,644	13,093
Accounts payable	459,834	(36,305)
Accrued expenses and other current liabilities	517,399	223,387
Net cash used in operating activities	(3,088,556)	(3,238,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(161,762)	-
Proceeds from sale of property and equipment	3,675	-
Net cash used in investing activities	(158,087)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants, gross	8,624,835	3,846,692
Issuance costs related to issuance of common stock	(942,262)	(464,670)
Proceeds from exercise of prefunded warrants	232	-
Payment of finance lease	(2,121)	(1,979)
Net cash provided by financing activities	7,680,684	3,380,043

Increase in cash and cash equivalents	4,434,041	141,131
Cash and cash equivalents, beginning of period	5,164,875	4,301,945
Cash and cash equivalents, end of period	$9,598,916	$4,443,076

See accompanying notes to condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company focused on improving patient outcomes in critical care settings, with a focus on sepsis. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed the development of the Symphony analyzer. During 2025, the Company transferred the intellectual property underlying the production of the Symphony cartridges from the original developer and outside supplier, Toray Industries, Inc. (“Toray”), to a contract manufacturing facility with FDA certification run by Sanyoseiko Co. Ltd. (“Sanyoseiko”). On May 27, 2026, the Company entered into an agreement and statement of work with Argonaut Manufacturing (“Argonaut”) to provide the Company with US based manufacturing to de-risk the Company’s overseas manufacturing. In July 2026, the Company announced that it has successfully completed patient enrollment of its SYMON-II clinical validation study for IL-6. The Company is now progressing toward analytical and clinical validation to support a regulatory submission. To achieve its commercial plan, the Company expects to need to raise between $10.0 million and $14.0 million of further capital by the end of the 2027 fiscal year for commercialization, which the Company hopes to do in various tranches.

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

FDA Regulatory Strategy

The sale of the Company’s products in the U.S. are subject to regulation by the FDA. Generally, the products we develop must be cleared by the FDA before they are marketed in the United States. Before and after approval, authorization, or clearance in the United States, our products are subject to extensive regulation by the FDA, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, recordkeeping, market clearance, authorization or approval, labeling and promotion, import and export, marketing and sales, and distribution of medical devices.

The Company’s current regulatory strategy is designed to support commercialization of Symphony in the United States if and when the Company receives marketing authorization from the FDA. In May 2023, the Company submitted a pre-submission application to the FDA presenting study designs to validate Symphony IL-6 for use with hospitalized sepsis patients. The Company participated in a pre-submission meeting with the FDA in August 2023, and at the meeting the FDA provided feedback on the study design, determined that the submission of a 510(k) is the appropriate premarket submission pathway, and requested that certain data be provided in the 510(k). Based on this feedback, the Company is determined to proceed on this basis, which considers the FDA’s feedback.

In the second quarter of 2024, the Company completed a multicenter SYmphony IL-6 MONitoring Sepsis (“SYMON”) pilot clinical study investigating the role of interleukin-6 (IL-6) in patients diagnosed with sepsis and septic shock. This prospective study assessed the performance of IL-6 upon initial presentation to the intensive care unit (ICU). A primary endpoint of the SYMON-I pilot clinical study (registered clinical trial number NCT06181604) suggested that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU may predict patient mortality out to 28 days. Furthermore, a secondary endpoint of the SYMON-I study suggested that IL-6 levels within 24 hours of sepsis or septic shock diagnosis and admission to the ICU is a predictor of patient mortality during their hospitalization. Other secondary endpoints suggested that lactate and Sequential Organ Failure Assessment (SOFA), standard clinical tests used for sepsis and septic shock patients, were not predictors of patient mortality out to 28 days. We believe that the findings underscore the potential importance of IL-6 as a predictor and provide new insights into the potential pathways for improving sepsis outcomes.

Using the data analysis from the SYMON-I pilot clinical study, the Company initiated the SYMON-II pivotal clinical study in the third quarter of 2024. The SYMON II clinical study has three components: (1) collection, freezing, and biobanking of patient samples, (2) measuring IL-6 concentrations in the biobanked samples near the end of patient enrollment or after the patient enrollment has completed, and (3) analysis of the IL-6 data with the patient outcomes to see if the established IL-6 cutoff value has been validated for 28-day all-cause mortality. Patient enrollment started during the fourth quarter of 2024. The Company has now successfully completed enrollment of the targeted 750 hospital patients, and it has collected, frozen and biobanked blood samples from the enrolled patients, while also obtaining all related patient data regarding their disease progression and outcomes. The Company has initiated preliminary testing of the samples, and preliminary patient data analysis. The final analytical testing will be performed upon verification and validation of the cartridges in accordance with FDA 820 QSR guidelines. The Company’s goal is to produce and verify these cartridges during 2026.

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

The Company’s ability to complete the activities needed for an FDA submission will be contingent upon meeting analytical validation and clinical validation.

Product Manufacturing

The Company plans to manufacture its analyzers through Sanyoseiko and cartridges through both Sanyoseiko and Argonaut, as a contract manufacturing organization (“CMO”), and the Company has entered into commercial agreements with Sanyoseiko and Argonaut governing these matters. Pursuant to statements of work that the Company has begun providing to Sanyoseiko under these agreements, Sanyoseiko will provide end-to-end support for the Symphony platform, including supporting the manufacturing process for analyzers and cartridges (with hardware, software, and design updates), managing raw material sourcing and vendor compliance, and serving as the Company’s contract manufacturing organization for analyzers, cartridges, and related components. Argonaut will provide fill-and-seal of the reagent reservoir, final assembly, labelling, packaging, storage, release criteria and distribution of the cartridges in the US and globally.

Risks and Uncertainties

As noted above, the Company will be reliant upon its CMOs, Sanyoseiko and Argonaut, to provide analyzers and cartridges in sufficient quantity and quality to complete the validations for its FDA application. The Company’s FDA application submission could be delayed if the Company encounters any material supply interruptions. In addition, there can be no assurance that the Company will be able to obtain necessary regulatory authorization for the marketing of the Symphony in the United States or elsewhere. There also can be no assurance that the Company will successfully complete any clinical evaluations necessary to receive regulatory clearances, or that the clinical study will demonstrate sufficient effectiveness of the Symphony IL-6 test. The failure to adequately demonstrate the clinical performance of the Symphony IL-6 test could delay or prevent regulatory clearance, which could prevent or result in delays to market launch and could materially harm the Company’s business.

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

Reverse Stock Splits and Increase to Authorized Capital

On January 29, 2026, the Company effected a reverse stock split of its shares of common stock at a ratio of 1-for-4 (the “January 2026 Reverse Stock Split”). All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the January 2026 Reverse Stock Split and other reverse stock splits consummated by the Company in prior years.

At the Company’s annual meeting of stockholders on June 9, 2026, the Company’s stockholders provided the Company’s board of directors with authority to implement an additional reverse stock split at a ratio of up to 1-for-20 (the “Additional Reverse Stock Split”). The Additional Reverse Stock Split may not be implemented if it would reduce the number of publicly held shares of the Company’s common stock to less than 500,000. The Board’s authority to implement the Additional Reverse Stock expires on June 9, 2027. The Board has no present intention of implementing the Additional Reverse Stock Split during the 12-month period for which approval has been obtained. The Board sought approval of the Additional Reverse Stock Split to give the Company flexibility in the future in the event that the Company’s common stock declines in value and no longer meets Nasdaq’s minimum $1.00 minimum bid price requirement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026, its results of operations and cash flows for the three and six months ended June 30, 2026 and 2025, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other interim period within this fiscal year.

Going Concern

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The Company had cash and cash equivalents of $9,598,916 and current liabilities of $2,116,641 as of June 30, 2026. The Company has incurred net losses and negative cash flows from operations since its inception and has an accumulated deficit of $45,760,521 as of June 30, 2026. The Company expects that its net cash used in operating activities will continue to be negative over at least the next several years as it attempts to produce product capable of meeting analytical validation and clinical validation and conducts clinical trial work and, if such production and trials are successful, prepares an FDA submission. These financial results and financial position, and the Company’s expected forward-looking outlook of significant negative cash flow in the future, raise substantial doubt with respect to its ability to continue as a going concern. The Company expects that it will be in position to submit a 510(k) regulatory application to the FDA for Symphony during the first half of 2027, assuming that it is able to generate sufficient clinical trial results to support such a submission. If the Company fails to obtain sufficient future financing, its clinical trials and targeted FDA submission timeline could be delayed, and it could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If the Company is unable to obtain additional financing as it continues to generate negative cash flow, its board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, holders of shares of the Company’s common stock could recoup little, if any, value in such process. The Company currently estimates cash resources will be sufficient to fund its operations through the second quarter of 2027.

These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2026, there were no changes to the significant accounting policies as described in the 2025 Audited Financial Statements.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board, or the FASB, ASC 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC 815 Derivatives and Hedging, or ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30,
Potentially Dilutive Securities Listing:	2026	2025
Options to purchase common stock	5	18
Warrants for common stock	152	165
Class A warrants for common stock	77	77
Class B warrants for common stock	2	2
January 2024 warrants for common stock	1,682	1,682
January 2024 placement agent warrants for common stock	117	117
Class C warrants for common stock	71,873	71,873
Class E warrants for common stock	271,277	271,277
Series F warrants for common stock	1,125,000	-
Series F placement agent warrants for common stock	45,000	-
Series G warrants for common stock	3,655,917	-
Series G placement agent warrants for common stock	255,914	-
Series H warrants for common stock	3,655,917	-

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

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company has received the right to sublicense certain Toray intellectual property to Sanyoseiko and Argonaut in connection with the ongoing agreement with the Company to manufacture the Company’s Symphony analyzers and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provided for the transfer of certain technology related to the cartridges to Sanyoseiko and Argonaut. The royalty payment percentage payable by the Company to Toray was reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future.

On July 23, 2025, the Company entered into an amendment (the “Amendment”) to the New Toray License Agreement and the New Toray Supply Agreement with Toray. The Amendment provided that the deadline under the New Toray License Agreement for the Company to establish an alternative manufacturing site for the Company’s Symphony cartridges would be extended from October 23, 2025 to October 23, 2026, and the Company has agreed to use its best efforts to establish the site by such date. The Amendment confirms that Toray has provided to the Company all applicable know-how required under the New Toray License Agreement and is not under any further obligation to provide know-how or technical assistance to the Company. Pursuant to the Amendment, the Company paid $71,212 to Toray for a final supply of certain chip components prior to the expiration of the New Toray Supply Agreement, which occurred on October 23, 2025. There were no sales of or revenues from the cartridges during the three and six-month periods ended June 30, 2026 and 2025.

The Company has completed cartridge manufacturing process redevelopment through Sanyoseiko, a third-party contractor who is managing such manufacturing process. The Company is proceeding with verification and validation testing and commercial manufacturing. At June 30, 2026 and 2025, there were no amounts accrued related to the New Toray License Agreement or the License Agreement.

4. FINANCINGS

June 2026 Private Placement

On June 2, 2026, the Company entered into a securities purchase agreement and registration rights agreement with certain institutional, accredited investors pursuant to which the Company sold in a private placement (i) pre-funded warrants to purchase up to 3,655,917 shares of common stock (the “June 2026 Pre-Funded Warrants”), (ii) Series G warrants (the “Series G Warrants”) to purchase up to 3,655,917 shares of common stock and (iii) Series H warrants (the “Series H Warrants”) to purchase up to 3,655,917 shares of common stock. The combined price of the securities sold in the private placement was $2.3249 per Pre-Funded Warrant and accompanying Series G Warrant and Series H Warrant. The June 2026 Pre-Funded Warrants are immediately exercisable for shares of common stock at an exercise price of $0.0001 per share, and expire once exercised in full. As of August 7, 2026, 3,433,336 of the June 2026 Pre-Funded Warrants have been exercised and 222,581 remain unexercised and outstanding. The Series G Warrants and Series H Warrants are immediately exercisable for shares of common stock at an exercise price of $2.075 per share. The Series G Warrants expire on June 26, 2031 and the Series H Warrants expire on June 26, 2028.

The transaction closed on June 5, 2026. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $8.5 million. The Company incurred total offering costs of $942,262, including a 7% financial advisory fee to H.C. Wainwright & Co. (“Wainwright”), the placement agent, of approximately $595,000. Under the terms of the Company’s engagement letter with Wainwright, the Company issued Wainwright (or its designees) warrants to purchase up to 255,914 shares of common stock on the same terms as the Series G Warrants, except that the exercise price is $2.9063 per share (the “June 2026 Placement Agent Warrants”).

In connection with this private placement, the Company filed a registration statement on Form S-3, which became effective on June 26, 2026 to register 11,223,665 shares of common stock (including any shares of common stock issued in the future pursuant to the Series G Warrants, the Series H Warrants or June 2026 Placement Agent Warrants) for resale in public markets.

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

The sale was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the shares were issued and sold in a private placement pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. Each of the purchasers represented that it is an “accredited investor” within the meaning of Rule 501 of Regulation D, was acquiring the shares for his or her own account, and had no direct or indirect arrangement or understanding with any other persons to distribute or regarding the distribution of such shares. The shares were offered and sold without any general solicitation by the Company or its representatives. The Company has not agreed to provide registration rights with respect to any of the shares.

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

The transaction closed on April 8, 2025. The exercise of the Class C Warrants resulted in the Company issuing 170,551 shares of common stock at closing pursuant to the inducement letters, and the exercise price of 100,726 of the Class C Warrants being amended to $0.0004 per share. As of December 31, 2025, all such reduced exercise price Class C Warrants had been exercised.

The gross proceeds to the Company from the exercise of the Class C Warrants and the sale of the new Class E Warrants were $3,846,692. The Company incurred total cash offering costs of $464,670, including a 10% financial advisory fee to Aegis Capital Corp. of $384,670.

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

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at June 30, 2026:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
June 2026 Pre-funded warrants	2,706,948	Common Stock	$0.0001	-
Series G warrants	3,655,917	Common Stock	$2.075	5.0
June 2026 Placement Agent warrants	255,914	Common Stock	$2.906	5.0
Series H warrants	3,655,917	Common Stock	$2.075	2.0
Series F warrants	1,125,000	Common Stock	$7.00	4.8
Series F Placement Agent warrants	45,000	Common Stock	$10.00	4.8
Class E warrants	271,277	Common Stock	$13.68	3.8
Class C warrants	71,873	Common Stock	$65.20	3.0
January 2024 warrants	1,682	Common Stock	$2,080.00	2.5
January 2024 Placement Agent warrants	117	Common Stock	$2,600.00	2.5
August 2023 Common Stock warrants	134	Common Stock	$11,584.00	2.2
August 2023 Placement Agent warrants	8	Common Stock	$14,736.00	2.2
Class A warrants	77	Common Stock	$224,000.00	0.3
Class B warrants	2	Common Stock	$320,000.00	0.3
Other Pre-2024 Common Stock Warrants	10	Common Stock	$148,000.00	0.2

June 2026 Private Placement

On June 2, 2026, the Company entered into a securities purchase agreement and registration rights agreement with certain institutional, accredited investors pursuant to which the Company sold in a private placement (i) the June 2026 Pre-Funded Warrants to purchase up to 3,655,917 shares of common stock, and (ii) Series G Warrants to purchase up to 3,655,917 shares of common stock and (iii) Series H Warrants to purchase up to 3,655,917 shares of common stock. The Pre-Funded Warrants are immediately exercisable for shares of common stock at an exercise price of $0.0001 per share, and expire once exercised in full. As of August 7, 2026, 3,433,336 of the June 2026 Pre-Funded Warrants have been exercised and 222,581 remain unexercised and outstanding.

June 2026 Series G Warrants, June 2026 Placement Agent Warrants and Series H Warrants

The Series G Warrants and Series H Warrants are immediately exercisable for shares of common stock at an exercise price of $2.075 per share. The Series G Warrants expire on June 26, 2031 and the Series H Warrants expire on June 26, 2028. Under the terms of the Company’s engagement letter with Wainwright, the Company issued Wainwright (or its designees) warrants to purchase up to 255,914 shares of common stock on the same terms as the Series G Warrants, except that the exercise price is $2.906 per share.

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 43,750 shares of common stock and prefunded warrants to purchase up to 518,750 shares of common stock. The October 2025 Prefunded Warrants were exercisable for shares of common stock at an exercise price of $0.0004 per share, were immediately exercisable and expired once exercised in full. As of March 31, 2026, all of the October 2025 Prefunded Warrants were exercised in full.

October 2025 Series F Warrants

Pursuant to the October 2025 private placement, the Company issued 1,125,000 Series F warrants for common stock with an exercise price of $7.00 per share and 45,000 Placement Agent Series F warrants for common stock with an exercise price of $10.00 per share. The Series F warrants and Placement Agent Series F warrants became exercisable immediately upon issuance and for a period of five and one half years following the date of issuance.

April 2025 Class E Warrants

Pursuant to the April 2025 private placement, certain existing holders of the Company’s Class C Warrants agreed to purchase an aggregate of 271,277 shares of the Company’s common stock. As a part of the April 2025 private placement, the Company sold 271,277 Class E Warrants to the Class C Warrant exercising holders for $0.50 per warrant. The Class E warrants have an exercise price of $13.68 per share, became exercisable immediately upon issuance and for a period of five years following the date of issuance.

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

6. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock awards. The maximum number of shares reserved for issuance under the 2018 Plan is 20. At June 30, 2026, there were 9 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Stock Plan”). A total of 61 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. On April 28, 2026, the Company’s board of directors approved Amendment No. 1 to the 2021 Stock Plan, which was further approved by the shareholders on June 9, 2026, to increase the number of shares of common stock issuable by 600,000. At June 30, 2026, there were 600,025 shares available for grant under the 2021 Plan.

Stock Award Activity

The following is a summary of stock option activity for the six months ended June 30, 2026:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5	$20,376	3.0	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and forfeited	-	-	-	-
Outstanding at June 30, 2026	5	$20,376	2.5	$-
Exercisable at June 30, 2026	5	$20,376	2.5	$-

There were no stock options or restricted stock awards granted during the six months ended June 30, 2026.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2026, and 2025, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$-	$(1,563)	$-	$(450)
General and administrative	-	-	-	199
Total stock-based compensation	$-	$(1,563)	$-	$(251)

At June 30, 2026, there was no unrecognized compensation expense related to non-vested stock option awards and non-vested restricted stock awards.

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

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, Inc. (“NanoHybrids”), an entity in which the Company’s former Chief Technology Officer, Jason Cook, served as Chief Executive Officer of prior to becoming employed by the Company, to enable NanoHybrids to utilize the Company’s research and development staff and laboratory facility (the “Sharing and Services Agreement”). Any hours worked by Company employees for NanoHybrids were billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Dr. Cook was the majority shareholder of NanoHybrids during the time of this arrangement. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from NanoHybrids included in other income	$-	$-	$-	$6,873
Cash receipts from NanoHybrids	$-	$6,873	$-	$21,437

There were no balances due as of June 30, 2026 and December 31, 2025.

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

Each of the foregoing agreements was approved in advance by the Audit Committee of the Company’s Board of Directors.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2026 and December 31, 2025:

	Depreciable lives	June 30, 2026	December 31, 2025
Construction-in-process		$1,428,197	$1,279,173
Manufacturing equipment	3-5 years	239,872	239,872
Furniture, Fixtures and equipment	3-5 years	132,671	116,782
Leasehold improvements	Shorter of useful life or life of lease	43,231	43,231
		1,843,971	1,679,058
Less: accumulated depreciation		(200,574)	(144,617)
Property and equipment, net		$1,643,397	$1,534,441

The Company reviews long-lived assets for impairment when events, expectations, or changes in circumstances indicate that the asset’s carrying value may not be recoverable. During the year ended December 31, 2025, the Company made the decision to close its internal lab and transferred the related fixed assets with a net book value of $62,376 to a third party to be marketed and sold. The Company wrote-off $9,549 of lab equipment and recognized an impairment charge of $26,706, both of which are included in research and development expenses. During the six months ended June 30, 2026, the Company returned assets held for sale of $3,150, which is recorded as Furniture, fixtures and equipment in the Company’s balance sheets, and wrote-off an additional $2,880 of assets held for sale.

Construction in process consists of symphony cartridge manufacturing equipment. The Company expects to place the remaining construction-in-process into service in 2026 to support its SYMON II clinical study. The Company has $1,105,440 of construction in process and $179,904 of manufacturing equipment held and operated by Sanyoseiko Co. LTD, its contract manufacturing organization in Japan.

9. LEASES

The Company has lease arrangements for office space and copiers. A summary of supplemental lease information is as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Weighted average remaining lease term – operating leases (in years)	0.8	1.8
Weighted average remaining lease term – finance leases (in years)	1.6	2.6
Weighted average discount rate – operating leases	7.0%	7.0%
Weighted average discount rate – finance leases	7.0%	7.0%
Operating cash flows from operating leases	$25,000	$63,259
Operating cash flows from finance leases	$282	$424

A summary of the Company’s lease assets and liabilities are as follows:

	June 30, 2026	December 31, 2025
Operating lease right-of-use asset	$69,290	$113,289
Finance lease asset – property & equipment, net	3,323	5,689
Total lease assets	$72,613	$118,978
Current portion of operating lease liability	$73,444	$100,000
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current portion of operating lease liabilities	-	20,211
Non-current portion of finance lease liabilities included in other non-current liabilities	2,419	4,540
Total lease liabilities	$80,670	$129,558

A summary of the Company’s estimated operating lease payments are as follows:

Year
2026 (1)	$50,000
2027	25,000
Thereafter	-
Total future lease payments	75,000
Less: Imputed interest	1,556
Present value of lease liability	$73,444

(1)	Excludes the six months ended June 30, 2026

10. COMMITMENTS AND CONTINGENCIES

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of cartridges, the Company will also make royalty payments to Toray equal to 7.5% of the net sales of the cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the cartridges through June 30, 2026.

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

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid insurance	$83,337	$183,211
Prepaid and other	119,634	92,746
Total prepaid expenses and other current assets	$202,971	$275,957

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued personnel costs	$91,911	$47,117
Accrued legal fees	169,383	43,077
Accrued clinical trial expenses	822,178	274,532
Accrued board of director fees	147,500	147,500
Accrued other	138,136	156,567
Accrued Delaware franchise tax	-	136,149
Total accrued expenses and other current liabilities	$1,369,108	$804,942

12. SUBSEQUENT EVENTS

Additional Exercises of Prefunded Warrants

2,484,367 shares of common stock were issued for June 2026 Pre-Funded Warrant exercises in July 2026. 222,581 June 2026 Pre-Funded Warrants remain unexercised as of the date of this filing.

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

Overview

Bluejay Diagnostics, Inc. (“Bluejay,” the “Company,” “we” and/or “us”) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed development of the Symphony analyzer and the cartridges. To achieve its clinical and commercial plan, the Company expects to need to raise between $10.0 million and $14 million of capital between the date of this filing and the end of the 2027 fiscal year, which the Company hopes to do in various tranches during this time period. The Company’s current plan is to complete analytical and clinical testing of the SYMON-II clinical trial samples by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in 2027, with an objective of achieving FDA clearance thereafter.

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

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $4.2 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively. We had negative cash flow from operating activities of approximately $3.1 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively, and had an accumulated deficit of approximately $45.8 million as of June 30, 2026.

As further described below under “Liquidity and Going Concern Uncertainty” as of June 30, 2026, the Company possessed cash and cash equivalents of approximately $9.6 million, while having current liabilities of approximately $2.1 million. The Company will need to raise a material amount of additional capital in the future to continue as a going concern. If we are unable to obtain financing in the near-term, or otherwise consummate strategic alternatives, we could determine to undertake a process of liquidation under U.S. bankruptcy laws.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating expenses
Research and development	$1,437,806	$889,896	$2,249,643	$1,674,696
General and administrative	911,318	1,095,465	2,038,312	2,199,582
Total operating expenses	2,349,124	1,985,361	4,287,955	3,874,278

Operating loss	(2,349,124)	(1,985,361)	(4,287,955)	(3,874,278)

Other income:
Interest income	24,829	29,254	43,688	47,055
Other income (expense), net	282	(497)	1,013	6,184
Total other income, net	25,111	28,757	44,701	53,239

Net loss	$(2,324,013)	$(1,956,604)	$(4,243,254)	$(3,821,039)

Research and Development

Research and development expenses for the three months ended June 30, 2026 were approximately $1.4 million as compared to approximately $0.9 million for the same period in 2025. The increase in research and development expenses was primarily due to a $0.8 million increase in clinical development costs, which were somewhat offset by a $0.3 million decrease in personnel costs. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy, technology transfer efforts and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026, were approximately $0.9 million as compared to approximately $1.1 million for the comparable period in 2025. The decrease in general and administrative expenses is due to lower legal fees and accounting fees during the three months ended June 30, 2026 compared to 2025, which was somewhat offset by increases in personnel and other expense. The Company continues its efforts to preserve capital by limiting our investment in infrastructure and reducing professional services commensurate with our commercialization timeline. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Other Income (expense), net

Other income, net for the three months ended June 30, 2026 was $25,111 as compared to $28,757 for the same periods in 2025. The decrease in other income (expense), net was primarily due to a decrease in interest income.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Six Months Ended June 30,
	2026	2025
Cash proceeds (used in) provided by:
Operating activities	$(3,088,556)	$(3,238,912)
Investing activities	(158,087)	-
Financing activities	7,680,684	3,380,043
Net increase in cash and cash equivalents	$4,434,041	$141,131

Net cash used in operating activities

During the six months ended June 30, 2026, we used approximately $3.1 million in cash for operating activities, a decrease of approximately $0.1 million as compared to the same period in 2025. The decrease in net cash used in operating activities was primarily due to an increase in working capital of approximately $560,000 and largely offset by an increase in net loss of $422,000.

Net cash used in investing activities

During the six months ended June 30, 2026, we used $158,087 in cash for investing activities, an increase of $158,087 as compared to the same period in 2025. The increase in net cash used in investing activities was due to the acquisition of equipment necessary for the manufacture of cartridges in 2026, partially offset by proceeds from the sale of assets.

Net cash provided by financing activities

During the six months ended June 30, 2026, we generated $7.7 million of cash from financing activities, an increase from the cash provided of approximately $4.3 million in the same period in 2025. The increase in 2026 is due to the June 2026 Private Placement net proceeds of $7.6 million and March 2026 Private Placement net proceeds of $125,000 when compared to the April 2025 private placement net proceeds of $3.4 million.

Liquidity and Going Concern Uncertainty

The Company had cash and cash equivalents of $9,598,916 and current liabilities of $2,116,641 on its balance sheet as of June 30, 2026. The Company has incurred net losses since its inception, and has negative cash flows from operations and had an accumulated deficit of $45,760,521 as of June 30, 2026. The Company continues to develop its Symphony device and its first test for the measurement of IL-6. The Company remains committed to obtaining FDA clearance and hopes to obtain sufficient data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining its liquidity requirements. The Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2027. The Company will need additional capital to fund its planned operations for the next 15 months for commercialization and manufacturing scale-up. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

The condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 were prepared under the assumption that the Company will continue as a going concern, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company expects that it will seek to raise such additional capital through public or private equity offerings. Additional funds may not be available when it needs them on terms that are acceptable to them, or at all. If adequate funds are not available, it may be required to delay its commercialization efforts or its manufacturing commitments and capacity. In addition, if it raises additional funds through collaborations, strategic alliances or distribution arrangements with third parties, it may have to relinquish valuable rights to its technologies or future revenue streams.

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

The transaction closed on April 8, 2025. The exercise of the Class C Warrants resulted in the Company issuing 170,551 shares of common stock at closing pursuant to the inducement letters, and the exercise price of 100,726 of the Class C Warrants being amended to $0.0004 per share. As of December 31, all such reduced exercise price Class C Warrants had been exercised.

The gross proceeds to the Company from the exercise of the Class C Warrants and the sale of the new Class E Warrants were $3,846,692. The Company incurred total offering costs of $464,670, including a 10% financial advisory fee to Aegis Capital Corp. of $384,670.

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

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 43,750 shares of common stock and prefunded warrants to purchase up to 518,750 shares of common stock, and (ii) Series F warrants to purchase up to 1,125,000 shares of common stock. The combined price of the securities sold in the private placement was $8.00 per share of common stock (or prefunded warrant in lieu thereof, in which case such price was reduced by $0.0004) and accompanying Series F Warrants to acquire two shares of common stock. The October 2025 Prefunded Warrants, were exercisable for shares of common stock at an exercise price of $0.0004 per share and have all been fully exercised as of the date hereof. The Series F Warrants are exercisable for shares of common stock at an exercise price of $7.00 per share, are immediately exercisable and expire five and one-half years from the date of issuance.

The transaction closed on October 10, 2025. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $4.5 million. The Company incurred total offering costs of $787,755, including a 8% financial advisory fee to Rodman and Renshaw LLC (“Rodman”), the placement agent, of approximately $360,000. Under the terms of the Company’s engagement letter with Rodman, the Company issue Rodman’s designees warrants to purchase up to 45,000 of common stock at an exercise price of $10.00 per share, which expire 5.5 years from the date of issuance.

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

June 2026 Private Placement

On June 2, 2026, the Company entered into a securities purchase agreement and registration rights agreement with certain institutional, accredited investors pursuant to which the Company sold in a private placement (i) pre-funded warrants to purchase up to 3,655,917 shares of common stock, and (ii) Series G warrants to purchase up to 3,655,917 shares of common stock and (iii) Series H warrants to purchase up to 3,655,917 shares of common stock. The combined price of the securities sold in the private placement was $2.3249 per pre-funded warrant and accompanying Series G Warrant and Series H Warrant. The pre-funded warrants are immediately exercisable for shares of common stock at an exercise price of $0.0001 per share, and expire once exercised in full. As of August 7, 2026, 3,433,336 of the June 2026 Pre-Funded Warrants have been exercised and 222,581 remain unexercised and outstanding. The Series G Warrants and Series H Warrants are immediately exercisable for shares of common stock at an exercise price of $2.075 per share. The Series G Warrants expire on June 26, 2031 and the Series H Warrants expire on June 26, 2028.

The transaction closed on June 5, 2026. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $8.5 million. The Company incurred total offering costs of $942,262, including a 7% financial advisory fee to H.C. Wainwright & Co. (“Wainwright”), the placement agent, of approximately $595,000. Under the terms of the Company’s engagement letter with Wainwright, the Company issued Wainwright (or its designees) warrants to purchase up to 255,914 shares of common stock on the same terms as the Series G Warrants, except that the exercise price is $2.9063 per share (the “June 2026 Placement Agent Warrants”).

In connection with this private placement, the Company filed a registration statement on Form S-3, which became effective on June 26, 2026 to register 11,223,665 shares of common stock (including any shares of common stock issued in the future pursuant to the Series G Warrants, the Series H Warrants or June 2026 Placement Agent Warrants) for resale in public markets.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial and accounting officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional Risks Related to Our Financial Condition and Capital Requirements

To remain a going concern, we expect to need to raise additional capital and if we are unable to do so, we could become unable to finance our business plan, ultimately leading to us undertaking a process of liquidation under U.S. bankruptcy laws.

As of June 30, 2026, we possessed cash and cash equivalents of approximately $9.6 million, while having current liabilities of approximately $2.1 million. We incurred losses of approximately $6.8 million and $7.7 million for fiscal years 2025 and 2024, respectively, and $4.2 million for the six months ended June 30, 2026. From our inception through June 30, 2026, we have an accumulated deficit of approximately $45.8 million, and we do not currently generate any operating income. To achieve our current strategic plan, which strives to be in position to submit a 510(k) regulatory application to the FDA in the first half of 2027 and achieve FDA approval thereafter, we expect to raise additional capital. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. If we are ultimately unable to obtain the needed financing to implement our business plans, our board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws. In such event, holders of shares of our common stock may not recoup any significant value.

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remains above $1.00. In addition, a Nasdaq proposal establishing a new continued listing requirement that all Nasdaq-listed companies maintain a minimum value of listed securities of $5 million is currently under review and consideration by the SEC. Currently, the market value of our common stock is near this proposed threshold, and we therefore could be at risk of failing to meet this requirement and being delisted if this proposal is ultimately approved and our market capitalization does not stay above the proposed $5 million threshold.

Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 for continued inclusion on the Nasdaq Capital Market. As of the close of business on August 7, 2026, the most recent closing price of our common stock on the Nasdaq Capital Market. was $1.07 per share. If the trading price of our common stock closes below $1.00 for more than 30 consecutive trading days, we will not be compliant this requirement. In such event, we would be subject to delisting, and because we consummated a reverse stock split in January 2026, we would be ineligible for any compliance period under recently implemented Nasdaq listing rules if this event occurred prior to the one-year anniversary of such reverse stock split.

In addition, on July 22, 2026, the staff of the SEC’s Division of Trading and Markets, acting pursuant to delegated authority, approved a Nasdaq proposal establishing a new continued listing requirement that all Nasdaq-listed companies maintain a minimum value of listed securities of $5 million, and providing that companies not meeting this standard will be delisted if they fail to meet this requirement for 30 consecutive trading days. On July 29, 2026, the full SEC stayed approval of the rule so that the full SEC may further consider whether the rule should be approved, and the proposed rule is therefore currently not effective. At the present time, the market value of our outstanding common stock is near the threshold that would be implemented if the rule were approved, and we therefore could be at risk of failing to meet this requirement and being delisted on that basis if the rule is ultimately approved and our market capitalization does not stay above the proposed $5 million threshold.

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

March 2026 Private Placement

See “Recent Offerings - March 2026 Private Placement” under Part I, Item 2 of this report, which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
4.2	Form of Series G Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
4.3	Form of Series H Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
10.1	Bluejay Diagnostics, Inc. 2021 Stock Plan, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2026).
10.2	Agreement dated May 27, 2026, between Bluejay Diagnostics, Inc. and Argonaut Manufacturing Services (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2026).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	President, Chief Executive Officer and Director	August 12, 2026
Neil Dey	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)