Form 10-Q
period 2026-09-30
Bluejay Diagnostics, Inc.
filed 2026-11-12
CIK 1704287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 1,117,009 shares of common stock outstanding at November 03, 2026.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bluejay Diagnostics, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,379,983	$5,164,875
Prepaid expenses and other current assets	146,101	275,957
Assets held for sale	12,690	22,770
Total current assets	7,538,774	5,463,602

Property and equipment, net	1,778,293	1,534,441
Operating lease right-of-use assets	46,672	113,289
Other non-current assets	5,439	7,905
Total assets	$9,369,178	$7,119,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$445,843	$214,255
Operating lease liability, current	49,441	100,000
Accrued expenses and other current liabilities	1,432,036	804,942
Total current liabilities	1,927,320	1,119,197

Operating lease liability, non-current	-	20,211
Other non-current liabilities	1,331	4,540
Total liabilities	1,928,651	1,143,948

Commitments and Contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,117,009 and 151,133 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	112	15
Additional paid-in capital	55,212,779	47,492,541
Accumulated deficit	(47,772,364)	(41,517,267)
Total stockholders’ equity	7,440,527	5,975,289
Total liabilities and stockholders’ equity	$9,369,178	$7,119,237

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026 and a 1-for-4 reverse stock split effective November 3, 2026

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,116,568	$785,608	$3,366,212	$2,460,304
General and administrative	944,845	831,339	2,983,157	3,030,921
Total operating expenses	2,061,413	1,616,947	6,349,369	5,491,225

Operating loss	(2,061,413)	(1,616,947)	(6,349,369)	(5,491,225)

Other income:
Interest income	49,510	18,961	93,198	66,016
Other income (expense), net	60	354	1,074	6,538
Total other income, net	49,570	19,315	94,272	72,554

Net loss	$(2,011,843)	$(1,597,632)	$(6,255,097)	$(5,418,671)

Net loss per share – Basic and diluted	$(1.72)	$(16.92)	$(9.68)	$(73.98)
Weighted average common shares outstanding – Basic and diluted	1,172,658	94,408	646,219	73,243

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026 and a 1-for-4 reverse stock split effective November 3, 2026

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	151,133	$15	$47,492,541	$(41,517,267)	$5,975,289
Exercise of October 2025 Pre-Funded Warrants	91,921	9	138	-	147
Issuance of common stock in connection with the March 2026 Private Placement	15,625	2	124,998	-	125,000
Net loss	-	-	-	(1,919,241)	(1,919,241)
Balance at March 31, 2026	258,679	26	47,617,677	(43,436,508)	4,181,195
Issuance of common stock in connection with June 2026 Private Placement, net of issuance costs of $942,262	-	-	7,557,827	-	7,557,827
Exercise of June 2026 Pre-Funded Warrants	237,242	24	(193)	-	(169)
Net loss	-	-	-	(2,324,013)	(2,324,013)
Balance at June 30, 2026	495,921	50	55,175,311	(45,760,521)	9,414,840
Stock-based compensation expense	-	-	55,972	-	55,972
Exercise of June 2026 Pre-Funded Warrants	621,088	62	56	-	118
Issuance costs in connection with the June 2026 Private Placement			(18,560)		(18,560)
Net loss	-	-	-	(2,011,843)	(2,011,843)
Balance at September 30, 2026	1,117,009	$112	$55,212,779	$(47,772,364)	$7,440,527

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	34,626	$3	$40,398,280	$(34,668,784)	$5,729,499
Stock-based compensation expense	-	-	1,312	-	1,312
Net loss	-	-	-	(1,864,435)	(1,864,435)
Balance at March 31, 2025	34,626	3	40,399,592	(36,533,219)	3,866,376
Stock-based compensation expense	-	-	(1,563)	-	(1,563)
Issuance of common stock for vested restricted stock units	1	-	-	-	-
Issuance of common stock in connection with April 2025 Warrant Inducement, net of issuance costs of $464,670 and warrant inducement costs of $2,706,645	58,760	6	675,371	-	675,377
Warrant inducement cost	-	-	2,706,645	-	2,706,645
Net loss	-	-	-	(1,956,604)	(1,956,604)
Balance at June 30, 2025	93,987	9	43,780,045	(38,489,823)	5,290,231
Stock-based compensation expense	-	-	183	-	183
Exercise of April 2025 Prefunded Warrants	9,060	1	(1)	-	-
Net loss	-	-	-	(1,597,632)	(1,597,632)
Balance at September 30, 2025	102,447	$10	$43,780,227	$(40,087,455)	$3,692,782

See accompanying notes to condensed consolidated financial statements.

Reflects a 1-for-4 reverse stock split effective January 29, 2026 and a 1-for-4 reverse stock split effective November 3, 2026

Bluejay Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,255,097)	$(5,418,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	117,878	46,767
Stock-based compensation expense	55,972	(68)
Amortization of right-of-use asset	66,617	75,105
Write-off and impairment of property and equipment	2,880	37,069
Changes in operating assets and liabilities:
Deferred offering costs	-	(101,170)
Prepaid expenses and other current assets	129,856	463,187
Other non-current assets	2,466	26,530
Accounts payable	231,588	16,040
Accrued expenses and other current liabilities	556,324	256,506
Net cash used in operating activities	(5,091,516)	(4,598,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(358,580)	-
Proceeds from sale of property and equipment	4,050	-
Net cash used in investing activities	(354,530)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants, gross	8,624,835	3,846,692
Issuance costs related to issuance of common stock	(960,822)	(464,670)
Proceeds from exercise of prefunded warrants	350	-
Payment of finance lease	(3,209)	(2,994)
Net cash provided by financing activities	7,661,154	3,379,028

Increase (decrease) in cash and cash equivalents	2,215,108	(1,219,677)
Cash and cash equivalents, beginning of period	5,164,875	4,301,945
Cash and cash equivalents, end of period	$7,379,983	$3,082,268

See accompanying notes to condensed consolidated financial statements.

Bluejay Diagnostics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Bluejay Diagnostics, Inc. (“Bluejay” and/or the “Company”) is a medical diagnostics company focused on improving patient outcomes in critical care settings, with a focus on sepsis. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony™ technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed the development of the Symphony analyzer. During 2025, the Company transferred the intellectual property underlying the production of the Symphony cartridges from the original developer and outside supplier, Toray Industries, Inc. (“Toray”), to a contract manufacturing facility with FDA certification run by Sanyoseiko Co. Ltd. (“Sanyoseiko”). On May 27, 2026, the Company entered into an agreement and statement of work with ALURIS Sciences (previously Argonaut Manufacturing (“Argonaut”)) to provide the Company with US based manufacturing to de-risk the Company’s overseas manufacturing. In July 2026, the Company announced that it has successfully completed patient enrollment of its SYMON-II clinical validation study for IL-6. The Company is now progressing toward analytical and clinical analysis to support a regulatory submission. To achieve its commercial plan, the Company expects to need to raise between $10.0 million and $14.0 million of further capital by the end of the 2027 fiscal year for commercialization, which the Company hopes to do in various tranches.

The Company’s Symphony platform is a combination of Bluejay’s intellectual property (“IP”) and exclusively licensed and patented IP on the Symphony technology that the Company believes if cleared, authorized, or approved by the FDA, could provide a solution to a significant market need in the United States. The Symphony device is designed to produce laboratory-quality results in approximately 20 minutes in critical care settings, including Intensive Care Units (“ICUs”) and Emergency Rooms (“ERs”), where rapid and reliable results are required.

The Company’s first product candidate, the Symphony IL-6 test, is an immunoassay for the measurement of interleukin-6 (IL-6) to be used for the monitoring of disease progression and prognostication in critical care settings. The Company is currently focused on pursuing the Symphony IL-6 test in the context of sepsis. IL-6 is a clinically established inflammatory biomarker, and is considered a ‘first-responder,’ for assessment of severity of infection and inflammation across many disease indications, including sepsis. A current challenge of healthcare professionals is the excessive time and cost associated with determining a patient’s level of severity at triage and the Company believes that its Symphony IL-6 test, if ultimately successful and approved, could have the ability to consistently monitor this critical care biomarker with rapid results.

If the Company succeeds with the foregoing plan, in the future it hopes to develop additional tests for Symphony, including tests for myocardial infarction and congestive heart failure (cardiac biomarkers hsTNT and NT pro-BNP) as well as other tests using the Symphony platform in critical care.

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

In October 2026, the Company completed a preliminary baseline clinical characteristics analysis from the SYMON-II clinical validation study. This preliminary SYMON-II analysis includes 777 evaluable patients, consisting of 637 28-day survivors and 140 28-day non-survivors, representing an overall 28-day mortality rate of approximately 18%. The study population included patients across a broad spectrum of illness severity, ethnicity and geographical distribution with 39.5% meeting Sepsis-3 criteria for septic shock. The clinical characteristics demonstrate substantial disease burden and severity. 84.0% of patients had bacterial infection reported, 32.4% had a positive blood culture, and infection was considered highly likely or likely in 86.5% of the study population. Patients who did not survive through 28 days demonstrated greater baseline illness severity. Septic shock was present in 56.4% of non-survivors compared with 35.8% of survivors. The Company believes that the preliminary analysis shows a substantial number of 28-day mortality events across patients with differing levels of sepsis severity, creating an important clinical foundation for evaluating the prognostic performance of IL-6, which the Company intends to do in the next phase of the analysis[, which is currently in process].

If the SYMON-II results are positive, the Company intends to use the data generated from SYMON-II to support a 510(k) application to the FDA. This application is currently expected to be based on the following intended use: “Symphony IL-6 is intended for use to determine the IL-6 concentration as an aid in assessing the cumulative 28-day risk of all cause mortality in conjunction with other laboratory findings and clinical assessments for patients diagnosed with sepsis or septic shock in the ICU.” The Company’s goal is to submit a 510(k) regulatory application to the FDA during the first half of 2027, and an objective of achieving FDA clearance thereafter.

The Company’s ability to complete the activities needed for an FDA submission will be contingent upon meeting analytical validation and clinical validation.

Product Manufacturing

The Company plans to manufacture its analyzers through Sanyoseiko and cartridges through both Sanyoseiko and ALURIS Sciences (previously Argonaut), as a contract manufacturing organization (“CMO”), and the Company has entered into commercial agreements with Sanyoseiko and ALURIS governing these matters. Pursuant to statements of work that the Company has begun providing to Sanyoseiko under these agreements, Sanyoseiko will provide end-to-end support for the Symphony platform, including supporting the manufacturing process for analyzers and cartridges (with hardware, software, and design updates), managing raw material sourcing and vendor compliance, and serving as the Company’s contract manufacturing organization for analyzers, cartridges, and related components. Argonaut will provide fill-and-seal of the reagent reservoir, final assembly, labelling, packaging, storage, release criteria and distribution of the cartridges in the US and globally.

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

Sales and Marketing

Prior to potential FDA authorization of our Symphony products, our sales and marketing efforts will focus on brand awareness and market education. Specifically, we will emphasize the clinical value of monitoring IL-6 levels to improve decision-making and patient outcomes in critical care settings.

To ensure immediate scalability upon regulatory approval, we have partnered with several strategic third-party organizations. Central to this strategy is our agreement with Lovell Government Services, Inc., which has been contracted to act as a non-exclusive distributor of our medical diagnostic products to certain federal, state, and local government agencies within the United States, including the Department of Veterans Affairs, Department of Defense, Defense Health Agency, and Indian Health Service. Additionally, we have engaged third-party experts to establish our medical billing, reimbursement positioning, and commercial infrastructure.

Exploratory Artificial Intelligence Integration Initiative

The Company is pursuing a strategic initiative to evaluate the integration of artificial intelligence (“AI”) capabilities into its Symphony™ platform. This initiative assesses whether advanced analytics can enhance the clinical interpretation of biomarker data, including IL-6 measurements, and support the development of models for sepsis risk stratification and patient outcome optimization. Conducted in a phased manner, the initiative has focused on data collection, data integrity, clinical validation, and regulatory strategy. The AI platform is currently undergoing internal testing.

Risks and Uncertainties

As noted above, the Company will be reliant upon its CMOs, Sanyoseiko and ALURIS Sciences, to provide analyzers and cartridges in sufficient quantity and quality to complete the validations for its FDA application. The Company’s FDA application submission could be delayed if the Company encounters any material supply interruptions. In addition, there can be no assurance that the Company will be able to obtain necessary regulatory authorization for the marketing of the Symphony in the United States or elsewhere. There also can be no assurance that the Company will successfully complete any clinical evaluations necessary to receive regulatory clearances, or that the clinical study will demonstrate sufficient effectiveness of the Symphony IL-6 test. The failure to adequately demonstrate the clinical performance of the Symphony IL-6 test could delay or prevent regulatory clearance, which could prevent or result in delays to market launch and could materially harm the Company’s business.

In addition to the FDA regulatory strategy risks and uncertainties, the Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, competition from larger biotechnology companies and dependence on key personnel. Additional risk and uncertainties regarding the Company are described in “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in “Part II – Item 1A Risk Factors” of this Quarterly Report on Form 10-Q.

Reverse Stock Splits and Increase to Authorized Capital

On January 29, 2026, the Company effected a reverse stock split of its shares of common stock at a ratio of 1-for-4 (the “January 2026 Reverse Stock Split”). On November 3, 2026, the Company effected an additional reverse stock split of its shares of common stock at a ratio of 1-for-4 (the “November 2026 Reverse Stock Split”). All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements were adjusted, on a retroactive basis, to reflect the January 2026 Reverse Stock Split, the November 2026 Reverse Stock Split, and other reverse stock splits consummated by the Company in prior years.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026, its results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other interim period within this fiscal year.

Going Concern

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The Company had cash and cash equivalents of $7,379,983 and current liabilities of $1,927,320 as of September 30, 2026. The Company has incurred net losses and negative cash flows from operations since its inception and has an accumulated deficit of $47,772,364 as of September 30, 2026. The Company expects that its net cash used in operating activities will continue to be negative over at least the next several years as it attempts to produce product capable of meeting analytical validation and clinical validation and conducts clinical trial work and, if such production and trials are successful, prepares an FDA submission. These financial results and financial position, and the Company’s expected forward-looking outlook of significant negative cash flow in the future, raise substantial doubt with respect to its ability to continue as a going concern. The Company expects that it will be in position to submit a 510(k) regulatory application to the FDA for Symphony during the first half of 2027, assuming that it is able to generate sufficient clinical trial results to support such a submission. If the Company fails to obtain sufficient future financing, its clinical trials and targeted FDA submission timeline could be delayed, and it could be forced to abandon such activities entirely and cease operations, with the possible loss of such properties or assets. If the Company is unable to obtain additional financing as it continues to generate negative cash flow, its board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws, or otherwise seek other protection under such laws. In such event, holders of shares of the Company’s common stock could recoup little, if any, value in such process. The Company currently estimates cash resources will be sufficient to fund its operations through the second quarter of 2027.

These accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2026, there were no changes to the significant accounting policies as described in the 2025 Audited Financial Statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
Potentially Dilutive Securities Listing:	2026	2025
Restricted Stock Units (RSUs)	22,500	-
Options to purchase common stock	100,001	5
Warrants for common stock	36	41
Class A warrants for common stock	19	19
Class B warrants for common stock	1	1
January 2024 warrants for common stock	421	421
January 2024 placement agent warrants for common stock	29	29
Class C warrants for common stock	17,975	17,975
Class E warrants for common stock	67,825	67,825
Series F warrants for common stock	281,250	-
Series F placement agent warrants for common stock	11,251	-
Series G warrants	913,986	-
June 2026 Placement Agent Warrants	63,981	-
Series H warrants	913,986	-

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

On October 23, 2023, the Company and Toray entered into an Amended and Restated License Agreement (the “New Toray License Agreement”) and a Master Supply Agreement (the “New Toray Supply Agreement”). Under the New Toray License Agreement, the Company continues to license from Toray intellectual property rights needed to manufacture single-use test cartridges, and the Company has received the right to sublicense certain Toray intellectual property to Sanyoseiko and ALURIS Sciences in connection with the ongoing agreement with the Company to manufacture the Company’s Symphony analyzers and cartridges (including in connection with the Company’s clinical trials). In addition, the New Toray License Agreement provided for the transfer of certain technology related to the cartridges to Sanyoseiko and ALURIS Sciences. The royalty payment percentage payable by the Company to Toray was reduced under the New Toray License Agreement from 15% to 7.5% (or less in certain circumstances) of net sales of certain cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. The New Toray License Agreement contemplates that applicable royalty payment obligations from the Company to Toray for other products will be determined separately by the parties in the future.

On July 23, 2025, the Company entered into an amendment (the “Amendment”) to the New Toray License Agreement and the New Toray Supply Agreement with Toray. The Amendment provided that the deadline under the New Toray License Agreement for the Company to establish an alternative manufacturing site for the Company’s Symphony cartridges would be extended from October 23, 2025 to October 23, 2026, and the Company agreed to use its best efforts to establish the site by such date. On October 4, 2026, the Company notified Toray that it has completed the establishment of the manufacturing site.

The Amendment also confirmed that Toray has provided to the Company all applicable know-how required under the New Toray License Agreement and is not under any further obligation to provide know-how or technical assistance to the Company. Pursuant to the Amendment, the Company paid $71,212 to Toray for a final supply of certain chip components prior to the expiration of the New Toray Supply Agreement, which occurred on October 23, 2025. There were no sales of or revenues from the cartridges during the three and nine-month periods ended September 30, 2026 and 2025.

The Company has completed cartridge manufacturing process redevelopment through Sanyoseiko, a third-party contractor who is managing such manufacturing process. The Company is proceeding with verification and validation testing and commercial manufacturing. At September 30, 2026 and 2025, there were no amounts accrued related to the New Toray License Agreement or the License Agreement.

4. FINANCINGS

June 2026 Private Placement

On June 2, 2026, the Company entered into a securities purchase agreement and registration rights agreement with certain institutional, accredited investors pursuant to which the Company sold in a private placement (i) pre-funded warrants to purchase up to 913,976 shares of common stock (the “June 2026 Pre-Funded Warrants”), (ii) Series G warrants (the “Series G Warrants”) to purchase up to 913,986 shares of common stock and (iii) Series H warrants (the “Series H Warrants”) to purchase up to 913,986 shares of common stock. The combined price of the securities sold in the private placement was $9.2996 per Pre-Funded Warrant and accompanying Series G Warrant and Series H Warrant. The June 2026 Pre-Funded Warrants are immediately exercisable for shares of common stock at an exercise price of $0.0004 per share, and expire once exercised in full. As of November 9, 2026, 858,330 of the June 2026 Pre-Funded Warrants have been exercised and 55,646 remain unexercised and outstanding. The Series G Warrants and Series H Warrants are immediately exercisable for shares of common stock at an exercise price of $8.30 per share. The Series G Warrants expire on June 26, 2031 and the Series H Warrants expire on June 26, 2028.

The transaction closed on June 5, 2026. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $8.5 million. The Company incurred total offering costs of $960,822, including a 7% financial advisory fee to H.C. Wainwright & Co. (“Wainwright”), the placement agent, of approximately $595,000. Under the terms of the Company’s engagement letter with Wainwright, the Company issued Wainwright (or its designees) warrants to purchase up to 63,981 shares of common stock on the same terms as the Series G Warrants, except that the exercise price is $11.6252 per share (the “June 2026 Placement Agent Warrants”).

In connection with this private placement, the Company filed a registration statement on Form S-3, which became effective on June 26, 2026 to register 2,805,933 shares of common stock (including any shares of common stock issued in the future pursuant to the Series G Warrants, the Series H Warrants or June 2026 Placement Agent Warrants) for resale in public markets.

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

March 2026 Private Placement

On March 14, 2026, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein an aggregate of 15,625 shares of the Company’s common stock at a price of $8.00 per share. The transaction closed on March 17, 2026 for aggregate gross proceeds to the Company of $125,000.

The purchasers were Neil Dey, President and Chief Executive Officer of the Company and a director, Donald Chase, Chairman of the Board, and Svetlana Dey, Douglas Wurth and Fred Zeidman, each of whom are Company directors. Each of the purchasers acquired 3,125 shares of common stock for their own individual account. See Note 7 Related Party Transactions.

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

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 10,938 shares of common stock and prefunded warrants to purchase up to 129,680 shares of common stock (the “October 2025 Prefunded Warrants”), and (ii) Series F warrants (the “Series F Warrants”) to purchase up to 281,250 shares of common stock. The combined price of the securities sold in the private placement was $32.00 per share of common stock (or prefunded warrant in lieu thereof, in which case such price was reduced by $0.0016) and accompanying Series F Warrants to acquire two shares of common stock. The October 2025 Prefunded Warrants were exercisable for shares of common stock at an exercise price of $0.0016 per share, were immediately exercisable and expire once exercised in full. As of March 31, 2026, all of the October 2025 Prefunded Warrants were exercised in full. The Series F Warrants are exercisable for shares of common stock at an exercise price of $28.00 per share, are immediately exercisable and expire five and one-half years from the date of issuance.

The transaction closed on October 10, 2025. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $4.5 million. The Company incurred total offering costs of $787,755, including an 8% financial advisory fee to Rodman and Renshaw LLC (“Rodman”), the placement agent, of approximately $360,000. Under the terms of the Company’s engagement letter with Rodman, the Company issued Rodman’s designees warrants to purchase up to 11,251 of common stock at an exercise price of $40.00 per share, which expire 5.5 years from the date of issuance (the “October 2025 Placement Agent Warrants”).

In connection with this private placement, the Company filed a registration statement on Form S-3, which became effective on November 26, 2025 to register 433,119 shares of common stock (including any shares of common stock issued in the future pursuant to the Series F Warrants or October 2025 Placement Agent Warrants) for resale in public markets.

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

April 2025 Private Placement

On April 7, 2025, the Company entered into inducement letter agreements with certain existing holders of the Company’s Class C warrants (the “Class C Warrants”), pursuant to which such holders agreed to purchase an aggregate of 67,819 shares of the Company’s common stock (or, to the extent the applicable holder would have exceeded a specified beneficial ownership limitation, prefunding the future exercise of such warrants, other than a remaining $0.0016 per share exercise price). The Class C Warrants were originally issued on June 28, 2024 for an exercise price of $1,568.00 per share and were subsequently reduced to $260.80 per share pursuant to stockholder approval on August 21, 2024. Pursuant to the inducement letter agreements, the applicable holders agreed to exercise their Series C Warrants at a reduced exercise price of $54.72 per share, and to purchase an equivalent number of new Class E warrants (the “Class E Warrants”) for an additional $2.00 per share. The Class E Warrants have an exercise price of $54.72 per share and expire on April 8, 2030.

The transaction closed on April 8, 2025. The exercise of the Class C Warrants resulted in the Company issuing 42,638 shares of common stock at closing pursuant to the inducement letters, and the exercise price of 25,182 of the Class C Warrants being amended to $0.0016 per share. As of December 31, 2025, all such reduced exercise price Class C Warrants had been exercised.

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

5. WARRANTS

The following table summarizes information with regard to warrants outstanding at September 30, 2026:

	Shares	Exercisable for	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
June 2026 Pre-funded warrants	55,646	Common Stock	$0.0004	-
Series G warrants	913,986	Common Stock	$8.30	4.7
June 2026 Placement Agent warrants	63,981	Common Stock	$11.62	4.7
Series H warrants	913,986	Common Stock	$8.30	1.7
Series F warrants	281,250	Common Stock	$28.00	4.5
Series F Placement Agent warrants	11,251	Common Stock	$40.00	4.5
Class E warrants	67,825	Common Stock	$54.72	3.5
Class C warrants	17,975	Common Stock	$260.80	2.7
January 2024 warrants	421	Common Stock	$8,320.00	2.3
January 2024 Placement Agent warrants	29	Common Stock	$10,400.00	2.3
August 2023 Common Stock warrants	34	Common Stock	$46,336.00	1.9
August 2023 Placement Agent warrants	2	Common Stock	$58,944.00	1.9
Class A warrants	19	Common Stock	$896,000.00	0.1
Class B warrants	1	Common Stock	$1,280,000.00	0.1

June 2026 Private Placement

On June 2, 2026, the Company entered into a securities purchase agreement and registration rights agreement with certain institutional, accredited investors pursuant to which the Company sold in a private placement (i) the June 2026 Pre-Funded Warrants to purchase up to 913,976 shares of common stock, and (ii) Series G Warrants to purchase up to 913,986 shares of common stock and (iii) Series H Warrants to purchase up to 913,986 shares of common stock. The Pre-Funded Warrants are immediately exercisable for shares of common stock at an exercise price of $0.0004 per share, and expire once exercised in full.

June 2026 Series G Warrants, June 2026 Placement Agent Warrants and Series H Warrants

The Series G Warrants and Series H Warrants are immediately exercisable for shares of common stock at an exercise price of $8.30 per share. The Series G Warrants expire on June 26, 2031 and the Series H Warrants expire on June 26, 2028. Under the terms of the Company’s engagement letter with Wainwright, the Company issued Wainwright (or its designees) warrants to purchase up to 63,981 shares of common stock on the same terms as the Series G Warrants, except that the exercise price is $11.6252 per share.

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 10,938 shares of common stock and prefunded warrants to purchase up to 129,680 shares of common stock. The October 2025 Prefunded Warrants were exercisable for shares of common stock at an exercise price of $0.0016 per share, were immediately exercisable and expired once exercised in full. As of March 31, 2026, all of the October 2025 Prefunded Warrants were exercised in full.

October 2025 Series F Warrants

Pursuant to the October 2025 private placement, the Company issued 281,250 Series F warrants for common stock with an exercise price of $28.00 per share and 11,251 Placement Agent Series F warrants for common stock with an exercise price of $40.00 per share. The Series F warrants and Placement Agent Series F warrants became exercisable immediately upon issuance and for a period of five and one half years following the date of issuance.

April 2025 Class E Warrants

Pursuant to the April 2025 private placement, certain existing holders of the Company’s Class C Warrants agreed to purchase an aggregate of 67,819 shares of the Company’s common stock. As a part of the April 2025 private placement, the Company sold 67,825 Class E Warrants to the Class C Warrant exercising holders for $2.00 per warrant. The Class E warrants have an exercise price of $54.72 per share, became exercisable immediately upon issuance and for a period of five years following the date of issuance.

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

6. STOCK COMPENSATION

Stock Incentive Plans

In 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for employees, consultants, and directors. The 2018 Plan, which is administered by the Board of Directors, permits the Company to grant incentive and nonqualified stock options for the purchase of common stock, and restricted stock units. The maximum number of shares reserved for issuance under the 2018 Plan is 5. At September 30, 2026, there were 2 shares available for grant under the 2018 Plan.

On July 6, 2021, the Company’s board of directors and stockholders approved and adopted the Bluejay Diagnostics, Inc. 2021 Stock Plan (the “2021 Stock Plan”). A total of 4 shares of common stock were approved to be initially reserved for issuance under the 2021 Stock Plan. On April 28, 2026, the Company’s board of directors approved Amendment No. 1 to the 2021 Stock Plan, which was further approved by the shareholders on June 9, 2026, to increase the number of shares of common stock issuable by 37,500. At September 30, 2026, there were 37,504 shares available for grant under the 2021 Plan.

Stock Award Activity

The following table summarizes the status of the Company’s non-vested restricted stock units for the nine months ended September 30, 2026:

	Non-vested Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at December 31, 2025	-	$-
Granted	22,500	4.08
Vested	-	-
Forfeited	-	-
Non-vested Restricted Stock Units at September 30, 2026	22,500	$4.08

On August 17, 2026, the Company approved the issuance of restricted stock units to certain eligible participants. These units have a three-month vesting period and are subject to continued employment during that period. The grant date fair value of these instruments was valued $4.08 for all units granted during the period. The total value of restricted stock units granted was $91,800. For the three and nine months ended September 30, 2026, the Company recognized $30,600 in stock-based compensation expense. As of September 30, 2026, there was $61,200 of unrecognized stock-based compensation expense related to the remaining value of these grants related to the restricted stock units. These stock units will be fully recognized upon their vesting on November 17, 2026.

The following is a summary of stock option activity for the nine months ended September 30, 2026:

	Number of Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1	$81,504	3.0	$-
Granted	100,000	8.32	-	-
Exercised	-	-	-	-
Cancelled and forfeited	-	-	-	-
Outstanding at September 30, 2026	100,001	$9.13	4.9	$-
Exercisable at September 30, 2026	1	$81,504	2.3	$-

On August 17, 2026, the Company granted 100,000 stock options. As of September 30, 2026, the weighted-average exercise price of these newly granted options was $8.32 per share, and their weighted-average grant-date fair value was $8.32 per share. For the three and nine months ended September 30, 2026 the Company recognized $25,372 in stock-based compensation expense related to the stock options. These options fully vest on the first anniversary of the date of grant of the shares are subject to exercise conditions related to FDA and regulatory approval. Prior to meeting the exercise conditions the stock options remain unvested. As of September 30, 2026, the unrecognized portion of the stock-based compensation expense associated with stock options is $279,090 and will be recognized over a period of 0.9 years.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2026, and 2025, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$12,240	$183	$12,240	$(267)
General and administrative	43,732	-	43,732	199
Total stock-based compensation	$55,972	$183	$55,972	$(68)

7. RELATED PARTY TRANSACTIONS

March 2026 Private Placement

On March 14, 2026, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein an aggregate of 15,625 shares of the Company’s common stock at a price of $8.00 per share. The transaction closed on March 17, 2026 for aggregate gross proceeds to the Company of $125,000.

The purchasers were Neil Dey, President and Chief Executive Officer of the Company and a director, Donald Chase, Chairman of the Board, and Svetlana Dey, Douglas Wurth and Fred Zeidman, each of whom are directors. Each of the purchasers acquired 3,125 shares of common stock for their own individual account.

NanoHybrids, LLC

In December 2021, the Company entered into an agreement with NanoHybrids, Inc. (“NanoHybrids”), an entity in which the Company’s former Chief Technology Officer, Jason Cook, served as Chief Executive Officer of prior to becoming employed by the Company, to enable NanoHybrids to utilize the Company’s research and development staff and laboratory facility (the “Sharing and Services Agreement”). Any hours worked by Company employees for NanoHybrids were billed to NanoHybrids at a bill rate of the respective employee’s fully burdened personnel cost plus 10%. Dr. Cook was the majority shareholder of NanoHybrids during the time of this arrangement. The table below summarizes the amounts earned and due from NanoHybrids as of and for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from NanoHybrids included in other income	$-	$-	$-	$6,873
Cash receipts from NanoHybrids	$-	$-	$-	$21,437

There were no balances due as of September 30, 2026 and December 31, 2025.

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

Each of the foregoing agreements was approved in advance by the Audit Committee of the Company’s Board of Directors.

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2026 and December 31, 2025:

	Depreciable lives	September 30, 2026	December 31, 2025
Construction-in-process		$1,011,665	$1,279,173
Manufacturing equipment	3-5 years	853,223	239,872
Furniture, Fixtures and equipment	3-5 years	132,669	116,782
Leasehold improvements	Shorter of useful life or life of lease	43,231	43,231
		2,040,788	1,679,058
Less: accumulated depreciation		(262,495)	(144,617)
Property and equipment, net		$1,778,293	$1,534,441

The Company reviews long-lived assets for impairment when events, expectations, or changes in circumstances indicate that the asset’s carrying value may not be recoverable. During the year ended December 31, 2025, the Company made the decision to close its internal lab and transferred the related fixed assets with a net book value of $62,376 to a third party to be marketed and sold. The Company wrote off $9,549 of lab equipment and recognized an impairment charge of $26,706, both of which are included in research and development expenses. During the nine months ended September 30, 2026, the Company returned assets held for sale of $3,150, which is recorded as Furniture, fixtures and equipment in the Company’s balance sheets, and wrote-off an additional $2,880 of assets held for sale.

Construction in process consists of symphony cartridge manufacturing equipment. The Company expects to place the remaining construction-in-process into service in 2026 to support its SYMON II clinical study. The Company has $504,589 of construction in process and $727,385 of manufacturing equipment held and operated by Sanyoseiko Co. LTD, its contract manufacturing organization in Japan.

9. LEASES

The Company has lease arrangements for office space and copiers. A summary of supplemental lease information is as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Weighted average remaining lease term – operating leases (in years)	0.5	1.5
Weighted average remaining lease term – finance leases (in years)	1.3	2.3
Weighted average discount rate – operating leases	7.0%	7.0%
Weighted average discount rate – finance leases	7.0%	7.0%
Operating cash flows from operating leases	$25,000	$88,259
Operating cash flows from finance leases	$282	$612

A summary of the Company’s lease assets and liabilities are as follows:

	September 30, 2026	December 31, 2025
Operating lease right-of-use asset	$46,672	$113,289
Finance lease asset – property & equipment, net	2,141	5,689
Total lease assets	$48,813	$118,978
Current portion of operating lease liability	$49,441	$100,000
Current portion of finance lease liability included in accrued expenses	4,807	4,807
Non-current portion of operating lease liabilities	-	20,211
Non-current portion of finance lease liabilities included in other non-current liabilities	1,331	4,540
Total lease liabilities	$55,579	$129,558

A summary of the Company’s estimated operating lease payments are as follows:

Year
2026 (1)	$25,000
2027	25,000
Thereafter	-
Total future lease payments	50,000
Less: Imputed interest	559
Present value of lease liability	$49,441

(1)	Excludes the nine months ended September 30, 2026

10. COMMITMENTS AND CONTINGENCIES

Minimum Royalties

As required under the License Agreement (see Note 3), following the first sale of cartridges, the Company will also make royalty payments to Toray equal to 7.5% of the net sales of the cartridges for a term of 10 years. A 50% reduction in the royalty rate applies upon expiry of applicable Toray patents on a product-by-product and country-by-country basis. There were no sales of or revenues from the cartridges through September 30, 2026.

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

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance	$28,252	$183,211
Prepaid and other	117,849	92,746
Total prepaid expenses and other current assets	$146,101	$275,957

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrued personnel costs	$125,938	$47,117
Accrued legal fees	35,173	43,077
Accrued clinical trial expenses	982,834	274,532
Accrued board of director fees	147,500	147,500
Accrued other	140,591	156,567
Accrued Delaware franchise tax	-	136,149
Total accrued expenses and other current liabilities	$1,432,036	$804,942

12. SUBSEQUENT EVENTS

On November 3, 2026, the Company executed a reverse stock split of its shares of common stock at a ratio of 1-for-4 (the “November 2026 Reverse Stock Split”). This resulted in the Company’s outstanding stock being reduced from 4,468,051, at the time of the reverse split to approximately 1,117,009 shares outstanding after the split.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the November 2026 Reverse Stock Split, as well as all year-to-date 2026 numbers.

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

Overview

Bluejay Diagnostics, Inc. (“Bluejay,” the “Company,” “we” and/or “us”) is a medical diagnostics company focused on improving patient outcomes in critical care settings. The Company is working on developing rapid, near-patient tests using whole blood on its Symphony technology platform (“Symphony”), which consists of an analyzer and single-use protein detection cartridges. The Company does not yet have regulatory clearance for Symphony, and it will need to receive regulatory authorization from the U.S. Food and Drug Administration (the “FDA”) before Symphony can be marketed as a diagnostic product in the United States. The Company has completed development of the Symphony analyzer and the cartridges. To achieve its clinical and commercial plan, the Company expects to need to raise between $10.0 million and $14 million of capital between the date of this filing and the end of the 2027 fiscal year, which the Company hopes to do in various tranches during this time period. The Company’s current plan is to complete analytical and clinical testing of the SYMON-II clinical trial samples by the end of 2026, with a goal of being in position to submit a 510(k) regulatory application to the FDA in first half of 2027, with an objective of achieving FDA clearance thereafter.

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

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $6.3 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively. We had negative cash flow from operating activities of approximately $5.1 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively, and had an accumulated deficit of approximately $47.8 million as of September 30, 2026.

As further described below under “Liquidity and Going Concern Uncertainty” as of September 30, 2026, the Company possessed cash and cash equivalents of approximately $7.4 million, while having current liabilities of approximately $1.9 million. The Company will need to raise a material amount of additional capital in the future to continue as a going concern. If we are unable to obtain financing in the near-term, or otherwise consummate strategic alternatives, we could determine to undertake a process of liquidation under U.S. bankruptcy laws.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Operating expenses
Research and development	$1,116,568	$785,608	$3,366,212	$2,460,304
General and administrative	944,845	831,339	2,983,157	3,030,921
Total operating expenses	2,061,413	1,616,947	6,349,369	5,491,225

Operating loss	(2,061,413)	(1,616,947)	(6,349,369)	(5,491,225)

Other income:
Interest income	49,510	18,961	93,198	66,016
Other income (expense), net	60	354	1,074	6,538
Total other income, net	49,570	19,315	94,272	72,554

Net loss	$(2,011,843)	$(1,597,632)	$(6,255,097)	$(5,418,671)

Research and Development

Research and development expenses for the three and nine months ended September 30, 2026 were approximately $1.1 million and $3.4 million as compared to approximately $0.8 million and $2.5 million for the same periods in 2025. The increase in research and development expenses was primarily due to increased Product and Clinical Development costs, which were partially offset by decreases in personnel costs. We expect future research and development expenses to be focused on costs specifically associated with our clinical trial program supporting our regulatory strategy, technology transfer efforts and any necessary manufacturing improvements.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2026, were approximately $0.9 million and $3.0 million as compared to approximately $0.8 million and $3.0 million for the comparable period in 2025. General and Administrative expenses during the period in 2026 reflected increases in both employee and insurance costs compared to 2025, which were somewhat offset by decreases in consulting, insurance and other expense. The Company continues its efforts to preserve capital by limiting our investment in infrastructure and reducing professional services commensurate with our commercialization timeline. We expect to monitor and continue to pare our general and administrative spend, as necessary, to optimize operational alignment.

Other Income (expense), net

Other income, net for the three and nine months ended September 30, 2026 was $49,570 and $94,272 compared to $19,315 and $72,554 for the same periods in 2025. The increase in other income, net was primarily due to an increase in interest income.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Cash proceeds (used in) provided by:
Operating activities	$(5,091,516)	$(4,598,705)
Investing activities	(354,530)	-
Financing activities	7,661,154	3,379,028
Net increase in cash and cash equivalents	$2,215,108	$(1,219,677)

Net cash used in operating activities

During the nine months ended September 30, 2026, we used approximately $5.1 million in cash for operating activities, an increase of approximately $0.5 million as compared to the same period in 2025. The increase in net cash used in operating activities was primarily due to an increase in working capital of approximately $259,141 and largely offset by an increase in net loss of $836,426.

Net cash used in investing activities

During the nine months ended September 30, 2026, we used $354,530 in cash for investing activities, an increase of $354,530 as compared to the same period in 2025. The increase in net cash used in investing activities was due to the acquisition of equipment necessary for the manufacture of cartridges in 2026, partially offset by proceeds from the sale of assets.

Net cash provided by financing activities

During the nine months ended September 30, 2026, we generated $7.7 million of cash from financing activities, an increase from the cash provided of approximately $4.3 million in the same period in 2025. The increase in 2026 is due to the June 2026 Private Placement net proceeds of $7.6 million and March 2026 Private Placement net proceeds of $125,000 when compared to the April 2025 private placement net proceeds of $3.4 million.

Liquidity and Going Concern Uncertainty

The Company had cash and cash equivalents of $7,379,983 and current liabilities of $1,927,320 on its balance sheet as of September 30, 2026. The Company has incurred net losses since its inception, and has negative cash flows from operations and had an accumulated deficit of $47,772,364 as of September 30, 2026. The Company continues to develop its Symphony device and its first test for the measurement of IL-6. The Company remains committed to obtaining FDA clearance and hopes to obtain sufficient data to support its FDA submission, while also continuing to build its manufacturing operations with its contract manufacturing organizations. Current cash resources and expected operating expenses are considered in determining its liquidity requirements. The Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2027. The Company will need additional capital to fund its planned operations for the next 12 months for commercialization and manufacturing scale-up. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

The condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 were prepared under the assumption that the Company will continue as a going concern, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Recent Offerings

April 2025 Private Placement

On April 7, 2025, the Company entered into inducement letter agreements with certain existing holders of the Company’s Class C Warrants, pursuant to which such holders agreed to purchase an aggregate of 67,819 shares of the Company’s common stock (or, to the extent the applicable holder would have exceeded a specified beneficial ownership limitation, prefunding the future exercise of such warrants, other than a remaining $0.0016 per share exercise price). The Class C Warrants were originally issued on June 28, 2024 for an exercise price of $1,568.00 per share and were subsequently reduced to $260.80 per share pursuant to stockholder approval on August 21, 2024. Pursuant to the inducement letter agreements, the applicable holders agreed to exercise their Series C Warrants at a reduced exercise price of $54.72 per share, and to purchase an equivalent number of new Class E Warrants for an additional $2.00 per share. The Class E Warrants have an exercise price of $54.72 per share and expire on April 8, 2030.

The transaction closed on April 8, 2025. The exercise of the Class C Warrants resulted in the Company issuing 42,638 shares of common stock at closing pursuant to the inducement letters, and the exercise price of 25,182 of the Class C Warrants being amended to $0.0016 per share. As of December 31, all such reduced exercise price Class C Warrants had been exercised.

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

October 2025 Private Placement

On October 9, 2025, the Company entered into a securities purchase agreement with two institutional investors pursuant to which the Company sold in a private placement (i) an aggregate of 10,938 shares of common stock and prefunded warrants to purchase up to 129,680 shares of common stock, and (ii) Series F warrants to purchase up to 281,250 shares of common stock. The combined price of the securities sold in the private placement was $32.00 per share of common stock (or prefunded warrant in lieu thereof, in which case such price was reduced by $0.0016) and accompanying Series F Warrants to acquire two shares of common stock. The October 2025 Prefunded Warrants, were exercisable for shares of common stock at an exercise price of $0.0016 per share and have all been fully exercised as of the date hereof. The Series F Warrants are exercisable for shares of common stock at an exercise price of $28.00 per share, are immediately exercisable and expire five and one-half years from the date of issuance.

The transaction closed on October 10, 2025. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $4.5 million. The Company incurred total offering costs of $787,755, including an 8% financial advisory fee to Rodman and Renshaw LLC (“Rodman”), the placement agent, of approximately $360,000. Under the terms of the Company’s engagement letter with Rodman, the Company issue Rodman’s designees warrants to purchase up to 11,251 of common stock at an exercise price of $40.00 per share, which expire 5.5 years from the date of issuance.

In connection with this private placement, the Company filed a registration statement on Form S-3, which became effective on November 26, 2025, to register 433,119 shares of common stock (including any shares of common stock issued in the future pursuant to the Series F Warrants or October 2025 Placement Agent Warrants) for resale in public markets.

March 2026 Private Placement

On March 14, 2026, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold to the purchasers named therein an aggregate of 15,625 shares of the Company’s common stock at a price of $8.00 per share. The transaction closed on March 17, 2026 for aggregate gross proceeds to the Company of $125,000.

The purchasers are Neil Dey, President and Chief Executive Officer of the Company and a director, Donald Chase, Chairman of the Board, and Svetlana Dey, Douglas Wurth and Fred Zeidman, each a Company director. Each of the purchasers acquired 3,125 shares of common stock for his or her own individual account.

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

June 2026 Private Placement

On June 2, 2026, the Company entered into a securities purchase agreement and registration rights agreement with certain institutional, accredited investors pursuant to which the Company sold in a private placement (i) pre-funded warrants to purchase up to 913,976 shares of common stock, and (ii) Series G warrants to purchase up to 913,986 shares of common stock and (iii) Series H warrants to purchase up to 913,986 shares of common stock. The combined price of the securities sold in the private placement was $9.30 per pre-funded warrant and accompanying Series G Warrant and Series H Warrant. The pre-funded warrants are immediately exercisable for shares of common stock at an exercise price of $0.0004 per share, and expire once exercised in full. As of September 30, 2026, 858,330 of the June 2026 Pre-Funded Warrants have been exercised and 55,646 remain unexercised and outstanding. The Series G Warrants and Series H Warrants are immediately exercisable for shares of common stock at an exercise price of $8.30 per share. The Series G Warrants expire on June 26, 2031 and the Series H Warrants expire on June 26, 2028.

The transaction closed on June 5, 2026. The gross proceeds to the Company from the sale of the securities sold in the private placement were approximately $8.5 million. The Company incurred total offering costs of $960,822, including a 7% financial advisory fee to H.C. Wainwright & Co. (“Wainwright”), the placement agent, of approximately $595,000. Under the terms of the Company’s engagement letter with Wainwright, the Company issued Wainwright (or its designees) warrants to purchase up to 63,981 shares of common stock on the same terms as the Series G Warrants, except that the exercise price is $11.63 per share (the “June 2026 Placement Agent Warrants”).

In connection with this private placement, the Company filed a registration statement on Form S-3, which became effective on June 26, 2026 to register 2,805,933 shares of common stock (including any shares of common stock issued in the future pursuant to the Series G Warrants, the Series H Warrants or June 2026 Placement Agent Warrants) for resale in public markets.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial and accounting officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our Company’s business. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. The following disclosures supplement such Risk Factors, and should be read in conjunction therewith:

Additional Risks Related to Our Financial Condition and Capital Requirements

To remain a going concern, we expect to need to raise additional capital and if we are unable to do so, we could become unable to finance our business plan, ultimately leading to us undertaking a process of liquidation under U.S. bankruptcy laws.

As of September 30, 2026, we possessed cash and cash equivalents of approximately $7.4 million, while having current liabilities of approximately $1.9 million. We incurred losses of approximately $6.8 million and $7.7 million for fiscal years 2025 and 2024, respectively, and $6.3 million for the nine months ended September 30, 2026. From our inception through September 30, 2026, we have an accumulated deficit of approximately $47.7 million, and we do not currently generate any operating income. To achieve our current strategic plan, which strives to be in position to submit a 510(k) regulatory application to the FDA in the first half of 2027 and achieve FDA approval thereafter, we expect to raise additional capital. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. If we are ultimately unable to obtain the needed financing to implement our business plans, our board of directors could determine to cause the Company to undertake a process of liquidation under Chapter 7 of applicable U.S. bankruptcy laws. In such event, holders of shares of our common stock may not recoup any significant value.

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remains above $1.00. In addition, a Nasdaq proposal establishing a new continued listing requirement that all Nasdaq-listed companies maintain a minimum value of listed securities of $5 million is currently under review and consideration by the SEC. Currently, the market value of our common stock is substantially below this proposed threshold, and we therefore would be at risk of failing to meet this requirement and being delisted if this proposal is ultimately approved and our market capitalization does not increase above the proposed $5 million threshold.

Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 for continued inclusion on the Nasdaq Capital Market. As of the close of business on November 11, 2026, the most recent closing price of our common stock on the Nasdaq Capital Market was $2.80 per share. If the trading price of our common stock closes below $1.00 for more than 30 consecutive trading days, we will not be compliant with this requirement. In such event, we would be subject to delisting, and because we consummated a reverse stock split in January 2026, we would be ineligible for any compliance period under recently implemented Nasdaq listing rules if this event occurred prior to the one-year anniversary of such reverse stock split.

In addition, on July 22, 2026, the staff of the SEC’s Division of Trading and Markets, acting pursuant to delegated authority, approved a Nasdaq proposal establishing a new continued listing requirement that all Nasdaq-listed companies maintain a minimum value of listed securities of $5 million, and providing that companies not meeting this standard will be delisted if they fail to meet this requirement for 30 consecutive trading days. On July 29, 2026, the full SEC stayed approval of the rule so that the full SEC may further consider whether the rule should be approved, and the proposed rule is therefore currently not effective. At the present time, the market value of our outstanding common stock is substantially below the threshold that would be implemented if the rule were approved, and we therefore would be at risk of failing to meet this requirement and being delisted on that basis if the rule is ultimately approved and our market capitalization does not increase above the proposed $5 million threshold.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

March 2026 Private Placement

See “Recent Offerings - March 2026 Private Placement” under Part I, Item 2 of this report, which is incorporated herein by reference.

June 2026 Private Placement

See “Recent Offerings - June 2026 Private Placement” under Part I, Item 2 of this report, which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 or any “non-Rule 10b5-1 trading arrangement.”

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

Bluejay Diagnostics, Inc.

SIGNATURE	TITLE	DATE

/s/ Neil Dey	President, Chief Executive Officer and Director	November 12, 2026
Neil Dey	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)